Form 10-Q
period 2021-09-30
Dutch Bros Inc.
filed 2021-11-12
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40798
______________________________
DUTCH BROS INC.
(Exact name of Registrant as specified in its charter).
______________________________

Delaware		87-1041305
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

110 SW 4th Street
Grants Pass,	Oregon	97526
(Address of Principal Executive Offices)		(Zip Code)
(541) 955-4700
(Registrant's telephone number, including area code)
______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Class A Common Stock, par value $0.00001 per share	BROS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of November 10, 2021, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	34,431,806
Class B common stock	64,699,136
Class C common stock	49,006,210
Class D common stock	15,441,243

DUTCH BROS INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

GLOSSARY

As used in this quarterly report on Form 10-Q (this “Form 10-Q”), the terms identified below have the meanings specified below unless otherwise noted or the context requires otherwise. References in this Form 10-Q to “Dutch Bros Inc.,” the “Company,” “we,” “us,” and “our” refer to Dutch Bros Inc. and its consolidated subsidiaries unless the context indicates otherwise.
•“Co-Founder” refers to Travis Boersma and affiliated entities over which he maintains voting control.
•“Continuing Members” refers to the Co-Founder and the Sponsor.
•“Dutch Bros OpCo” refers to Dutch Mafia, LLC, a Delaware limited liability company, and a direct subsidiary of Dutch Bros Inc.
•“Dutch Bros Tax Group has the meaning set forth in Note 11 to the Condensed Consolidated Financial Statements, unaudited.
•“IPO” has the meaning set forth in Note 1 to the Condensed Consolidated Financial Statements, unaudited.
•“OpCo Units” refers to Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
•“Pre-IPO Blocker Holders” refers to TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
•“QSR” refers to Quick Service Restaurant.
•“Reorganization Transactions” has the meaning set forth in Note 1 to the Condensed Consolidated Financial Statements, unaudited.

•“Sponsor” refers to TSG Consumer Partners, L.P. and certain of its affiliates.
•“Tax Receivable Agreements, TRAs, Exchange Tax Receivable Agreement and Reorganization Tax Receivable Agreement” shall each have the meaning set forth in Note 11 to the Condensed Consolidated Financial Statements, unaudited.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, our taxes and tax rate, the number of new shops we expect to open this year, and our expectation to generate positive cash flow for the foreseeable future, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements.
You should read the following condensed consolidated financial statements and the related notes together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this quarterly report. Some of the information contained in this report may include forward-looking statements that involve risks and uncertainties.
You should review the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.

Website Disclosure
We use our website as a distribution channel of material company information. Financial and other important information regarding our company is routinely posted on and accessible through our website at https://investors.dutchbros.com. In addition, you may automatically receive email alerts and other information about our company when you subscribe your email address by visiting the “Investor Email Alerts” section of our investor relations page at https://investors.dutchbros.com/resources. The information on our website is not incorporated herein or otherwise a part of this Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

	As of
(in thousands, except per share amounts; unaudited)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,863	$31,640
Accounts receivable, net	11,019	10,837
Inventories	18,494	15,580
Prepaid expenses and other current assets	7,152	5,015
Total current assets	62,528	63,072
Property and equipment, net	250,110	165,423
Intangibles, net	12,054	11,323
Goodwill	18,715	18,075
Deferred income tax asset	158,663	—
Other long-term assets	1,562	1,766
Total assets	$503,632	$259,659
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,605	$16,092
Accrued expenses	17,924	10,036
Other current liabilities	5,041	1,429
Deferred revenue	17,177	11,192
Line of credit	34,053	15,000
Current portion of capital lease obligations	3,060	2,331
Current portion of long-term debt	101	3,788
Total current liabilities	101,961	59,868
Deferred revenue, net of current portion	4,378	4,746
Tax receivable agreements liability, net of current portion	109,733	—
Capital lease obligations, net of current portion	72,348	49,637
Long-term debt, net of current portion	2,035	24,367
Profits interest liability	—	41,845
Deferred rent	2,983	2,740
Other long-term liabilities	572	466
Total liabilities	294,010	183,669
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable common units - 4,990 common units issued and outstanding as of December 31, 2020	—	1,535,772
Permanent equity (deficit)
Members’ deficit - 5,010 common units issued and outstanding as of December 31, 2020	—	(1,459,782)

Preferred stock, $0.00001 par value per share - 20,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 34,432 shares issued and outstanding as of September 30, 2021	—	—
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of September 30, 2021	1	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 49,006 shares issued and outstanding as of September 30, 2021	1	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 15,441 shares issued and outstanding as of September 30, 2021	—	—
Additional paid in capital	101,614	—
Retained earnings (deficit)	(6,738)	—
Total stockholders' equity attributable to Dutch Bros Inc. / members’ equity	94,878	75,990
Non-controlling interests	114,744	—
Total equity	209,622	75,990
Total liabilities and equity	$503,632	$259,659
See accompanying notes to condensed consolidated financial statements.

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts; unaudited)	2021	2020	2021	2020
REVENUES
Company-operated shops	$108,661	$66,695	$289,548	$175,767
Franchising and other	21,142	19,963	68,248	61,750
Total revenues	129,803	86,658	357,796	237,517

COSTS AND EXPENSES
Cost of sales	91,060	52,502	239,869	147,431
Selling, general and administrative	153,727	26,197	223,595	74,497
Total costs and expenses	244,787	78,699	463,464	221,928

INCOME (LOSS) FROM OPERATIONS	(114,984)	7,959	(105,668)	15,589

OTHER EXPENSE
Interest expense, net	(2,393)	(950)	(5,248)	(2,650)
Other expense, net	(1,041)	(353)	(1,099)	(669)
Total other expense	(3,434)	(1,303)	(6,347)	(3,319)

INCOME (LOSS) BEFORE INCOME TAXES	(118,418)	6,656	(112,015)	12,270
Income tax expense (benefit)	(1,280)	—	(716)	338
NET INCOME (LOSS)	$(117,138)	$6,656	$(111,299)	$11,932
Less: Net loss attributable to Dutch Bros Opco prior to the Reorganization Transactions	(74,441)	—	(68,602)	—
Less: Net loss attributable to non-controlling interests	(35,959)	—	(35,959)	—
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$(6,738)	$6,656	$(6,738)	$11,932
Net loss per share of Class A and Class D common stock: (1)
Basic	$(0.15)	N/A	$(0.15)	N/A
Diluted	$(0.15)	N/A	$(0.15)	N/A
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	44,991	N/A	44,991	N/A
Diluted	47,232	N/A	47,232	N/A
_________________
(1) Basic and diluted net loss per share of Class A and Class D common stock is applicable only for the period September 14, 2021 through September 30, 2021, which is the period effective with and following the IPO and Reorganization Transactions (as defined in Note 1 to the Condensed Consolidated Financial Statements, unaudited).

See accompanying notes to condensed consolidated financial statements.

DUTCH BROS INC.
Condensed Consolidated Statements of Equity

Three Months Ended September 30, 2021

	Dutch Mafia LLC (Prior to Reorganization Transactions)	Dutch Bros. Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance, June 30, 2021	$(127,279)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$(127,279)
Net loss prior to the Reorganization Transactions	(74,441)	—	—	—	—	—	—	—	—	—	—	—	(74,441)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(4,200)	—	—	—	—	—	—	—	—	—	—	—	(4,200)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	50,745	9,877	—	71,408	1	54,069	1	17,036	—	(178,474)	—	127,727	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo common units in connection with the initial public offering	—	—	—	(6,709)	—	(5,062)	—	—	—	(257,278)	—	4,008	(253,270)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	47,157	—	—	47,157
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(6,738)	(35,959)	(42,697)
Equity-based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	5,484	—	28,616	34,100
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	—	344	—	—	—	—	—	—	—	(1,784)	—	(9,549)	(11,333)
Effect of exchange of OpCo common units	—	—	—	—	—	—	—	—	—	99	—	(99)	—
Repurchase and retirement of Class D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, September 30, 2021	$—	34,432	$—	64,699	$1	49,006	$1	15,441	$—	$101,614	$(6,738)	$114,744	$209,622

Nine Months Ended September 30, 2021

	Dutch Mafia LLC (Prior to Reorganization Transactions)	Dutch Bros Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2020	$75,990	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$75,990
Net loss prior to the Reorganization Transactions	(68,602)	—	—	—	—	—	—	—	—	—	—	—	(68,602)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(213,308)	—	—	—	—	—	—	—	—	—	—	—	(213,308)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	50,745	9,877	—	71,408	1	54,069	1	17,036	—	(178,474)	—	127,727	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo common units in connection with the initial public offering	—	—	—	(6,709)	—	(5,062)	—	—	—	(257,278)	—	4,008	(253,270)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	47,157	—	—	47,157
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(6,738)	(35,959)	(42,697)
Equity-based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	5,484	—	28,616	34,100
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	—	344	—	—	—	—	—	—	—	(1,784)	—	(9,549)	(11,333)
Effect of exchange of OpCo common units	—	—	—	—	—	—	—	—	—	99	—	(99)	—
Repurchase and retirement of Class D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, September 30, 2021	$—	34,432	$—	64,699	$1	49,006	$1	15,441	$—	$101,614	$(6,738)	$114,744	$209,622

Three Months Ended September 30, 2020
(in thousands; unaudited)	Members’ Equity
Balance, June 30, 2020	$(1,154,974)
Net income	6,656
Distribution to members	(4,010)
Increase in redemption value of redeemable common units	(150,324)
Balance, September 30, 2020	$(1,302,652)

Nine Months Ended September 30, 2020
(in thousands; unaudited)	Members’ Equity
Balance, December 31, 2019	$(859,706)
Net income	11,932
Distribution to members	(7,150)
Increase in redemption value of redeemable common units	(447,728)
Balance, September 30, 2020	$(1,302,652)

See accompanying notes to condensed consolidated financial statements.

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands; unaudited)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(111,299)	$11,932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,727	11,156
Non-cash interest expense	213	74
Loss on disposal of assets	664	218
Loss on extinguishment of debt	1,286	—
Equity-based compensation	147,761	23,372
Deferred income taxes	(1,580)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(182)	1,094
Inventories	(2,818)	(3,857)
Prepaid expenses and other current assets	(2,115)	(967)
Other long-term assets	14	(376)
Accounts payable	5,777	(4,641)
Accrued expenses	7,888	3,944
Other current liabilities	3,527	982
Deferred revenue	5,424	(530)
Deferred rent	243	275
Other long-term liabilities	(226)	(12)
Net cash provided by operating activities	72,304	42,664
Cash flows from investing activities:
Purchases of property and equipment	(74,121)	(25,555)
Proceeds from disposal of fixed assets	2,727	67
Acquisition of shops from franchisees	(5,387)	—
Net cash used in investing activities	(76,781)	(25,488)
Cash flows from financing activities:
Proceeds from line of credit	35,000	30,000
Payments on line of credit	(15,000)	(15,000)
Payments on capital lease obligations	(1,877)	(736)
Proceeds on financing lease obligations	1,484	—
Proceeds from long-term debt	200,000	10,000
Payments on long-term debt	(227,543)	(12,420)
Payments of debt issuance costs	(2,406)	—
Proceeds from Paycheck Protection Program loan	—	10,000
Payments on Paycheck Protection Program loan	—	(10,000)
Proceeds from initial public offering, net of offering costs	524,858	—
Distributions paid to members	(213,308)	(7,150)
Payments to repurchase outstanding equity / member units	(287,664)	—
Payments of IPO issuance costs	(3,511)	—
Tax payments related to stock award issuances	(11,333)	—
Net cash provided by (used in) financing activities	(1,300)	4,694
Net increase (decrease) in cash and cash equivalents	(5,777)	21,870
Cash and cash equivalents, beginning of period	31,640	15,584
Cash and cash equivalents, end of period	$25,863	$37,454

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,567	$2,757
Income taxes paid	676	338
Additions of property with capital leases and financing obligations	25,317	20,528
Additions of property and equipment accrued in accounts payable	2,194	2,660
Accrued deferred offering costs	543	—

See accompanying notes to condensed consolidated financial statements.

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Organization and Nature of Operations

Organization

Dutch Bros Inc. (the “Company”) was formed on June 4, 2021 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of Dutch Mafia, LLC, a limited liability company, and its subsidiaries (“Dutch Bros OpCo”). The Company is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, the Company consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. As of September 30, 2021, the Company owned approximately 28.7% of Dutch Bros OpCo. The Company’s fiscal year end is December 31.

The Company is in the business of operating and franchising drive-thru coffee shops as well as the wholesale sale and distribution of coffee, coffee-related products and accessories. As of September 30, 2021, there were 503 shops in operation in 11 U.S. states, of which 241 were company-operated and 262 were franchised.

Initial Public Offering

On September 17, 2021, the Company completed its IPO of approximately 24.2 million shares of Class A common stock at a public offering price of $23.00 per share, which included approximately 3.2 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received proceeds of approximately $520.8 million, net of offering costs. The proceeds were also used to purchase approximately 10.9 million newly-issued Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Class A common units from the Continuing Members for approximately $253.3 million, and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the "Reorganization Transactions"):

•Amended and restated the Second Dutch Bros OpCo Agreement to, among other things, effect a recapitalization in which (i) the outstanding Common Units were converted into Class A common units paired with an equal number of either Class B voting units or Class C voting units, and (ii) the outstanding Profits Interest (“PI”) Units were converted into Class A common units.
•Amended and restated the Company’s certificate of incorporation to, among other things, authorize four classes of common stock.
•The Company’s acquisition of Class A common units and Class C voting units held by certain pre-IPO Dutch Bros OpCo Unitholders in exchange for shares of Class D common stock.
•Pre-IPO Dutch Bros OpCo Unitholders’ contribution of Class A common units, Class B voting units, and Class C voting units to the Company in exchange for Class A common stock, Class B common stock, and Class C common stock, respectively.
•The Company’s designation as managing member of the Dutch Bros OpCo.

•The Company executed two Tax Receivable Agreements (“TRAs”) which provide for payment by the Company to certain Dutch Bros OpCo owners of 85% of the benefits, if any, that the Company would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
Following the completion of the Reorganization Transactions and IPO, and as of September 30, 2021, the Company held 100.0% of the voting interest and 28.7% of the economic interest of the Dutch Bros OpCo. The Dutch Bros OpCo members subsequent to the IPO (the "Continuing Members") held none of the voting interest and the remaining 71.3% of the economic interest of the Dutch Bros OpCo.
For additional information, see Notes 11 and 12 to the unaudited condensed consolidated financial statements.
(2) Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated September 16, 2021.

Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to accounting guidance for non-controlling interests. All intercompany transactions and balances have been eliminated in consolidation.
The Reorganization Transactions described above were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” the Dutch Bros OpCo is the accounting predecessor of the Company. The historical operations of Dutch Bros OpCo are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Dutch Bros OpCo prior to the Reorganization Transactions; (ii) the consolidated results of the Company and Dutch Bros OpCo following the Reorganization Transactions; (iii) the assets and liabilities of Dutch Bros OpCo and the Company at their historical cost; and (iv) the Company’s equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.
Income Taxes

The Company is a corporation and sole managing member of Dutch Bros OpCo which is treated as a partnership for tax purposes. In addition to the Company and Dutch Bros OpCo, Dutch Bros OpCo is the sole member of other single member Dutch Bros OpCo entities disregarded for Federal tax purposes, and one corporate subsidiary.

For Dutch Bros OpCo, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. The Company records income tax provision, deferred tax assets, and deferred tax liabilities only for the items for which the Company is responsible for making payments directly to the relevant tax authority.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred income tax assets and deferred tax liabilities on the condensed consolidated balance sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
The Company is required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although the Company believes that its estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.
The Company recognizes the tax benefit from entity level uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
Use of Estimates

The presentation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to long-lived asset valuation, leases, temporary equity, and equity-based compensation that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.

Advertising Expense and Vendor Incentives

Advertising costs are expensed as they are incurred. Most franchise shops contribute to an advertising fund that the Company manages on behalf of the shops. Under the franchise agreement, the contributions received must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreement. The expenditures are primarily amounts paid to third parties but may also include personnel expenses and allocated costs. Advertising expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Advertising expense	$7,602	$4,303	$19,948	$13,046

The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar value of purchases for company-operated shops and franchised shops. These incentives are recognized as earned throughout the year and are classified as a reduction of cost of sales in the accompanying condensed consolidated statements of operations. Vendor incentives recognized in cost of sales were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Vendor incentives	$11,585	$7,018	$30,348	$19,005
Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company expects to adopt the requirements of the new lease standard effective January 1, 2022. Management is currently evaluating the provisions of the new lease standard, including optional practical expedients, and assessing the Company’s existing lease portfolio in order to determine the impact to its accounting systems, processes and internal control over financial reporting. The adoption of ASU 2016-02 will have a significant impact on the Company’s condensed consolidated balance sheets because it will record material assets and obligations for current operating leases. Management is still assessing the expected impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The amendments in ASU 2017-04 are to be applied on a prospective basis, and the adoption is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For accounts receivable and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

(3) Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Company-operated shops	$108,661	$66,695	$289,548	$175,767
Franchising	20,396	19,124	65,589	58,076
Other	746	839	2,659	3,674
Total revenues	$129,803	$86,658	$357,796	$237,517
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance, January 1	$10,576	$8,768
Revenue deferred - card activations and rewards earned	122,326	13,256
Revenue recognized - card and rewards redemptions and breakage	(116,967)	(14,119)
Balance, September 30	15,935	7,905
Less: current portion	(13,681)	(6,265)
Deferred revenue, net of current portion, gift card and loyalty programs	$2,254	$1,640
Deferred revenue also includes customer advances and sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchisees. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Customer advances and outstanding performance obligations	$3,044	$2,815
Initial unearned franchise fees from franchisees	2,576	2,547
Total deferred revenue, customer advances and sales to distributors	5,620	5,362
Less: current portion	(3,496)	(1,649)
Deferred revenue, net of current portion, customer advances and sales to distributors	$2,124	$3,713
Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Earned franchise fees	$198	$117	$514	$338

(4) Shop Acquisitions
During the nine months ended September 30, 2021, the Company repurchased the franchise rights and assets of seven coffee shops from two separate franchisees in Washington. For the year ended December 31, 2020, the Company repurchased the franchise rights and assets of five shops from a franchisee in Colorado. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The 2021 acquisitions are considered preliminary and subject to change within the measurement period (up to one year from the acquisition dates):

	As of
(in thousands)	September 30, 2021	December 31, 2020
Acquisition consideration:
Purchase price consideration	$5,387	$5,094
Equipment and fixtures	178	314
Building and leasehold improvements	1,425	—
Inventories	97	79
Other assets	23	14
Reacquired franchise rights	3,312	3,437
Other liabilities	(95)	(96)
Gift card liability	(193)	(198)
Net assets acquired	4,747	3,550
Goodwill	$640	$1,544
Reacquired franchise rights acquired have weighted-average useful lives of 6.0 and 4.7 years at the time of purchase for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisitions, including sales and growth opportunities, and is expected to be fully deductible for tax purposes. Goodwill is allocated entirely to the Company-operated shops segment.
The fair value measurement of tangible and intangible assets and liabilities as of the acquisition dates is based on significant inputs not observed in the market and thus represents a Level 3 fair value measurement. Fair value measurements for reacquired franchise rights were determined using the income approach. Fair value measurements for property and equipment were determined using the cost approach.
The results of operations for the 2021 acquisitions are included in the Company’s condensed consolidated statements of operations beginning on the date of acquisition. Revenues of approximately $3.3 million and net income of approximately $0.2 million are included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021.
The following table reflects the unaudited pro forma results of the Company and the seven shops purchased in 2021 as if the acquisitions had taken place as of January 1, 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Revenue	$360,041	$243,869
Net income (loss)	$(110,959)	$12,514

(5) Fair Value Measurements
The Company’s condensed consolidated financial statements include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of the Company’s variable-rate revolving loans approximates their carrying amounts as the Company’s cost of borrowing is variable and approximates current market rates.
(6) Inventories
Inventories, net consists of the following:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$5,286	$5,004
Finished goods	13,208	10,576
Total inventories	$18,494	$15,580

As of September 30, 2021 and December 31, 2020, reserves for inventories were $2,182 and $2,240, respectively.
(7) Property and Equipment

Property and equipment consists of the following:

				As of
(in thousands)	Useful Life (Years)			September 30, 2021	December 31, 2020
Software	3			$7,132	$2,995
Vehicles	5	—	10	10,381	13,751
Equipment and fixtures	3	—	7	50,494	36,454
Leasehold improvements	5	—	9	18,806	15,228
Buildings	10	—	20	148,562	112,106
Land	N/A			5,242	4,211
Construction-in-progress (1)	N/A			59,251	15,437
Property and equipment, gross				299,868	200,182
Less: accumulated depreciation				(49,758)	(34,759)
Property and equipment, net				$250,110	$165,423
_______________
(1) Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$5,048	$3,058	$13,186	$8,042
Selling, general and administrative expenses	700	343	1,962	1,116
Total depreciation expense	$5,748	$3,401	$15,148	$9,158

(8) Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

				As of
(in thousands)	Weighted-average amortization period (in years)			September 30, 2021	December 31, 2020
Reacquired franchise rights	4.17	-	4.19	$25,314	$22,000
Less: accumulated amortization				(13,260)	(10,677)
Intangibles, net				$12,054	$11,323
Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$948	$666	$2,579	$1,998
Goodwill

Goodwill is allocated entirely to the company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2020	$18,075
Business combinations	640
Balance, September 30, 2021	$18,715

No impairment charges were recognized for the nine months ended September 30, 2021 and 2020.
(9) Leases
As of September 30, 2021, the Company is obligated under multiple building capital leases that expire at various dates through 2036. Capital leases reported in the Company’s condensed consolidated balance sheets were as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Buildings	$81,599	$56,283
Less: accumulated depreciation	(9,860)	(6,104)
Capital leased assets, net	$71,739	$50,179

Future minimum lease payments under noncancellable operating leases and capital lease obligations were as follows at September 30, 2021:

(in thousands)	Capital	Operating
Remainder of 2021	$1,798	$2,701
2022	7,180	10,587
2023	7,122	10,204
2024	7,292	9,855
2025	7,596	9,516
Thereafter	84,345	96,916
Total	$115,333	$139,779
Less: imputed interest	(39,925)
Present value of minimum capital lease payments	75,408
Less: current portion	(3,060)
Capital lease obligations, net of current portion	$72,348
Rent expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Rent expense	$2,697	$2,020	$6,978	$5,832
(10) Debt
Secured Credit Facility
In May 2021, the Company entered into a new credit facility with a total capacity of $350.0 million, of which $150.0 million is available for revolving loans and $200.0 million is available for term loans, all of which have a maturity date of May 2026. The new credit facility also includes a $30.0 million letter of credit sub-facility and a $10.0 million swing-line loan sub-facility. As of September 30, 2021, $35.0 million and $0.0 million were outstanding on the revolving loans and term loans, respectively, and $115.0 million and $200.0 million were available for borrowing on the revolving loans and term loans, respectively. The Company was in compliance with its financial covenants as of September 30, 2021.
On September 17, 2021, the Company completed its IPO. Subsequent to the closing of the IPO, the Company paid in full $198.8 million of term loans, and also expensed in full the related prepaid debt issuance costs of $1.3 million. See Note 12 for additional information related to the IPO.
Note Payable
In 2017, the Company entered into an unsecured note payable with a former franchisee for a principal balance of approximately $1.0 million which bears interest at a rate of 6% and matures April 1, 2027. As of September 30, 2021, the balance outstanding was approximately $0.7 million.

As of September 30, 2021, the Company’s long-term debt consisted of the following:

(in thousands)
Finance lease obligations	$1,484
Note payable	652
Total debt	2,136
Less: current portion	(101)
Total long-term debt, net of current portion	$2,035
(11) Income Taxes

The Company is the sole managing member of Dutch Bros OpCo, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, Dutch Bros OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Dutch Bros OpCo is passed through to and included in the taxable income or loss of its members, including the Company, in accordance with the Amended Dutch Bros OpCo Agreement (as defined in Note 12).

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Dutch Bros OpCo. Dutch Bros OpCo is also subject to certain state taxes assessed at the entity level. The Company recorded $(1.3) million and $0 of income tax (benefit) expense for the three months ended September 30, 2021 and 2020, respectively, and $(0.7) million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was approximately 1.08% and 0.64% for the three and nine months ended September 30, 2021, respectively. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interests.

As of September 30, 2021, the Company recognized deferred tax assets of approximately $158.7 million, net of a valuation allowance of approximately $0.9 million. The deferred tax assets are primarily due to the tax effects of temporary differences in the book basis as compared to the tax basis of the Company’s investment in Dutch Bros OpCo as a result of the IPO, reorganization transactions, and TRAs. The valuation allowance is primarily related to the Company’s charitable contributions.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2021, that if recognized, would affect the annual effective tax rate.

Tax Receivable Agreements

In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with the holders of Class B common stock and Class C common stock (the “Exchange Reorganization Agreement”), and (ii) the Reorganization Tax Receivable Agreement with the holders of Class D common stock (the “Reorganization Tax Receivable Agreement and together with the Exchange Tax Receivable Agreement, the “Tax Receivable Agreements” or “TRAs”). These TRAs provide for the payment by Dutch Bros Inc. or any member of its affiliated, consolidated, combined, or unitary tax group (collectively, the “Dutch Bros Tax Group”) to such Pre-IPO Owners of 85.0% of the benefits, if any, the Dutch Bros Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the Dutch Bros Tax Group to certain Pre-IPO Dutch Bros OpCo Unitholders of 85% of the benefits, if any, that the Dutch Bros Tax Group realizes as a result of (i) the Dutch Bros Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the Dutch Bros Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros Tax Group as a result of sales or exchanges of Opco Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Pre-IPO Blocker Holders of 85% of the benefits, if any, that the Dutch Bros Tax Group realizes as a result of the Dutch Bros Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the Dutch Bros Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15% of any cash savings that it realizes.

The Company expects to obtain an increase in its share of the tax basis in the net assets of Dutch Bros OpCo when Dutch Bros OpCo Units are exchanged by Pre-IPO Dutch Bros OpCo Unitholders. The Company intends to treat any redemptions and exchanges of Dutch Bros OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

As of September 30, 2021, the Company had a liability of approximately $109.7 million related to its projected obligations under the TRAs in connection with the Reorganization Transactions and OpCo Units exchanged. TRAs-related liabilities are classified as current or non-current based on the expected date of payment and are included in the Company’s condensed consolidated balance sheets under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively.
(12) Equity and Stock-Based Compensation
Amendment and Restatement of Certificate of Incorporation
On September 14, 2021, the Company amended and restated its certificate of incorporation to, among other things, provide for the authorization to issue five classes of stock, designated as follows:

(in thousands, except per share amounts)
Class of Stock	Authorized Shares	Par Value Per Share
Preferred stock	20,000	$0.00001
Class A common stock	400,000	$0.00001
Class B common stock	144,000	$0.00001
Class C common stock	105,000	$0.00001
Class D common stock	42,000	$0.00001

Holders of Class A common stock are entitled to one vote per share, Class B common stockholders are entitled to ten votes per share, and Class C and D common stockholders are entitled to three votes per share. All holders of outstanding shares of common stock will vote together as a single class on all matters on which stockholders generally are entitled to vote, except as otherwise required.
The Company has no current plans to pay dividends on Class A common stock or Class D common stock. Holders of Class B common stock and Class C common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution or winding up of the Company with respect to their Class B common stock and Class C common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock or Class D common stock will be at the sole discretion of the Company’s board of directors.
The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of Dutch Bros OpCo Units owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Initial Public Offering
As described in Note 1, on September 17, 2021, the Company completed its IPO in which it issued and sold approximately 24.2 million shares of Class A common stock (including approximately 3.2 million shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $23.00 per share, resulting in proceeds of approximately $520.8 million, net of offering costs. The proceeds were used to purchase approximately 10.9 million newly-issued Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Class A common units from the Continuing Members for approximately $253.3 million, and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.

In connection with the IPO, the Company issued approximately 64.7 million shares of Class B common stock and approximately 49.0 million shares of Class C common stock to the Continuing Members.

LLC Recapitalization

As described in Note 1, on September 14, 2021, the Company amended and restated the Second Limited Liability Company Agreement (the “Dutch Bros OpCo Agreement”) to, among other things, effect a recapitalization in which (i) the outstanding common units were converted into Class A common units paired with an equal number of either Class B voting units or Class C voting units, and (ii) the outstanding Profits Interest (“PI”) Units were converted into Class A common units. Subsequent to the amendment and Reorganization Transactions, approximately 152.4 million Dutch Bros OpCo Class A common units were outstanding, of which approximately 6.5% were held by the Company, and the remaining 93.5% were held by the Continuing Members.

Reorganization Transactions

Pursuant to the Third Amended and Restated Limited Liability Company Agreement (the “Amended Dutch Bros OpCo Agreement”) between the Company and the Continuing Members, the Continuing Members have the right, from time to time and subject to the terms of the Amended Dutch Bros OpCo Agreement, to exchange their Class A common units, along with a corresponding number of shares of Class B common stock or Class C common stock, for shares of Class A common stock (or cash at the option of the Company which is required to come from a follow-on equity offering) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. In connection with any exchange of Class A common units for shares of Class A common stock by a Continuing Member, the number of Class A common units held by the Company is correspondingly increased as it acquires the exchanged Class A common units, and a corresponding number of shares of Class B common stock or Class C common stock are canceled.
In connection with the IPO, certain existing holders of Class A common units exercised their exchange rights and exchanged approximately 11.7 million Class A common units for cash. Simultaneously, and in connection with these exchanges, approximately 6.7 million shares of Class B common stock and approximately 5.1 million shares of Class C common stock were surrendered by Class A common units holders and canceled. Additionally, in connection with these exchanges, the Company received approximately 11.7 million Class A common units, increasing its total ownership interest in Dutch Bros OpCo.
As a result of the above transactions, as of September 30, 2021:
•Holders of the Company’s Class A common stock and Class D common stock owned approximately 34.4 million shares and 15.4 million shares, respectively, representing a combined

9.2% of the voting power in the Company and, through the Company, approximately 45.9 million Class A common units representing 28.7% of the economic interest in Dutch Bros OpCo; and
•the Continuing Members collectively owned approximately 113.7 million Class A common units, representing 71.3% of the economic interest in the Dutch Bros OpCo, approximately 64.7 million shares of the Company’s Class B common stock, and approximately 49.0 million shares of the Company’s Class C common stock, representing a combined 90.8% of the voting power in the Company.

2021 Equity Incentive Plan

In August 2021, the Company’s Board of Directors (the “Board”) adopted the 2021 Equity Incentive Plan (the “2021 Plan”), and the stockholders approved the 2021 Plan, effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 Plan provides for potential grants of the following awards with respect to shares of the Company’s Class A common stock: (i) incentive stock options (“ISOs”) qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) performance-based awards, and (vii) other awards as determined by the compensation committee of the Board or any properly delegated subcommittee.

The maximum aggregate number of shares of the Company’s Class A common stock that may be issued pursuant to awards under the 2021 Plan shall not exceed approximately 17.0 million shares. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by (i) 1% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2021 Plan is approximately 51.1 million shares.

In connection with the Reorganization Transactions and the IPO, approximately 0.8 million PI Units held directly by employees of the Company were converted into approximately 9.8 million restricted stock awards (“RSAs”), based on their respective participation thresholds and the IPO price of $23.00 per share. As of the IPO date, approximately 5.8 million of the total 9.8 million RSAs were vested, including approximately 3.4 million performance-based RSAs, which resulted in the Company incurring incremental stock-based compensation expense of approximately $78.6 million. The remaining 4.0 million unvested time-based RSAs issued upon the conversion remain, in general, subject to the same service vesting requirements of the original PI Units.

As of September 30, 2021, the Company had equity-based compensation awards outstanding consisting of restricted stock awards and restricted stock units (“RSUs”).

Unless indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. The service vesting condition is currently over three years on a straight-line basis.

Restricted Stock Awards

Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2020	—	$—
Effect of Reorganization Transactions and IPO	9,834	23.00
Vestings	(5,834)	23.00
Balance, September 30, 2021	4,000	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2020	—	$—
Effect of Reorganization Transactions and IPO	1,189	43.55
Vestings	(592)	43.55
Balance, September 30, 2021	597	$43.55
During the three and nine months September 30, 2021, the total fair value of RSAs and RSUs vested was approximately $134.2 million and $25.8 million, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative expenses	$124,779	$9,815	$147,761	$23,372
As of September 30, 2021, total unrecognized stock-based compensation related to unvested stock awards was $89.3 million, which will be recognized as follows for the periods presented:

(in thousands)
Remainder of 2021	$9,943
2022	39,393
2023	39,259
2024	661
Total unrecognized stock-based compensation expense	$89,256

(13) Non-Controlling Interests

The Company is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Dutch Bros OpCo Agreement provides that holders of OpCo Units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of its OpCo Units for newly-issued shares of Class A common shares on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of OpCo Units, increasing the Company’s total ownership in Dutch Bros OpCo. Changes in the Company’s ownership in Dutch Bros OpCo while the Company retains its controlling interest in Dutch Bros OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of OpCo Units in Dutch Bros OpCo by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.

On September 17, 2021, the Company completed its IPO of approximately 24.2 million shares of new Class A common shares, resulting in approximately $520.8 million of proceeds, net of offering costs. The proceeds were used to purchase approximately 10.9 million newly-issued Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Class A common units from the Continuing Members for approximately $253.3 million, and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.

The following table summarizes the ownership interest in Dutch Bros OpCo as of September 30, 2021.

	September 30, 2021
(in thousands)	OpCo Units	Ownership %
Class A common units held by Dutch Bros Inc.	45,874	28.7%
Class A common units held by non-controlling interest holders	113,705	71.3%
Total Class A common units outstanding	159,579	100.0%
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage for the period from the September 15, 2021 IPO date to September 30, 2021 was 81.9%.

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity:

(in thousands)	Three and Nine Months Ended September 30, 2021
Net loss attributable to Dutch Bros Inc.	$(6,738)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	(178,474)
Decrease in additional paid-in capital as a result of the purchase of Dutch Bros OpCo common units	(257,278)
Change from net loss attributable to Dutch Bros Inc. and transfers to non-controlling interests	$(442,490)

(14) Earnings (Loss) per Share
Basic earnings (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted earnings per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted earnings per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method.

Prior to the IPO, the Dutch Bros OpCo membership structure included common units, redeemable common units, and PI units. The Company analyzed the calculation of earnings (loss) per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings (loss) per unit information has not been presented for the three and nine months ended September 30, 2020.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A and Class D common stock for the three and nine months ended September 30, 2021. The basic and diluted loss per share period for the three and nine months ended September 30, 2021 reflects only the period from September 14, 2021 to September 30, 2021, which represents the period from the IPO date during which the Company had outstanding Class A and Class D common stock.

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(117,138)	$(111,299)
Less: net loss attributable to Dutch Bros OpCo before Reorganization Transactions	(74,441)	(68,602)
Less: net loss attributable to non-controlling interests	(35,959)	(35,959)
Net loss attributable to Dutch Bros Inc.	$(6,738)	$(6,738)
The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class D common stock:

(in thousands, except per share amounts)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Dutch Bros Inc.	$(6,738)	$(6,738)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding	44,991	44,991
Basic net loss per share attributable to common stockholders	$(0.15)	$(0.15)

(in thousands, except per share amounts)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Diluted net loss per share attributable to common stockholders
Numerator:
Undistributed loss for basic computation	$(6,738)	$(6,738)
Increase in net loss attributable to common shareholders upon conversion of potentially dilutive instruments	(527)	(527)
Allocation of undistributed loss	$(7,265)	$(7,265)

Denominator:
Number of shares used in basic computation	44,991	44,991
Add: weighted-average effect of dilutive securities
Restricted stock awards	2,241	2,241
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net loss per share	47,232	47,232
Diluted net loss per share attributable to common stockholders	$(0.15)	$(0.15)

There were approximately 0.6 million common stock equivalents related to restricted stock units that were anti-dilutive and excluded from diluted loss per common share for the three and nine months ended September 30, 2021, respectively, because they were out-of-the-money for the periods.
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of Dutch Bros Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B and Class C common stock under the two-class method has not been presented.
(15) Commitments and Contingencies
Purchase Obligations
The Company enters into fixed-price and price-to-be fixed green coffee purchase commitments. For both fixed-price and price-to-be fixed purchase commitments, the Company expects to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used in the normal purchases of green coffee and not for speculative purposes. The Company does not enter into futures contracts or other derivative instruments.
Guarantees
The Company periodically provides guarantees to franchisees for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of September 30, 2021, the Company has guaranteed approximately $1.8 million in franchisee lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.

Legal Proceedings
The Company is a party to legal actions arising in the ordinary course of its business. These claims, legal proceedings and litigation principally arise from alleged casualty, employment, and other disputes. In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these that are pending or threatened will not have a material adverse effect on its financial condition, results of operations, or cash flows.
(16) Related Party Transactions

The Company’s donations to Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s chief executive officer serves on the board of directors, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Donations to Dutch Bros Foundation	$2,599	$1,995	$6,916	$4,074
(17) Segment Reporting
Segment information is prepared on the same basis that the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), manages the segments, evaluates financial results and makes key operating decisions.
The CODM reviews segment performance and allocates resources based upon segment contribution, which is defined as segment gross profit before depreciation and amortization.
Selling, general and administrative expenses primarily consist of the Company’s unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the segments but are not directly attributable to or managed by any segment and are not included in the reported financial results of the segments.
No changes have been made to the Company’s segments during the three and nine months ended September 30, 2021.

Financial information for the Company’s reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Company-operated shops	$108,661	$66,695	$289,548	$175,767
Franchising and other	21,142	19,963	68,248	61,750
Total revenues	129,803	86,658	357,796	237,517
Cost of Sales:
Company-operated shops	85,853	47,374	220,510	129,392
Franchising and other	5,207	5,128	19,359	18,039
Total cost of sales	91,060	52,502	239,869	147,431
Segment contribution:
Company-operated shops	27,102	21,885	80,076	53,282
Franchising and other	17,638	15,991	53,617	46,840
Total segment contribution	$44,740	$37,876	$133,693	$100,122
Depreciation and amortization:
Company-operated shops	4,294	2,564	11,038	6,907
Franchising and other	1,703	1,156	4,728	3,129
Total depreciation and amortization	5,997	3,720	15,766	10,036
Selling, general and administrative	(153,727)	(26,197)	(223,595)	(74,497)
Interest expense, net	(2,393)	(950)	(5,248)	(2,650)
Other expense, net	(1,041)	(353)	(1,099)	(669)
Income (loss) before income taxes	$(118,418)	$6,656	$(112,015)	$12,270
No customer represents more than 10% of total accounts receivable or revenues as of and for the three and nine months ended September 30, 2021 and 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated September 16, 2021 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. You should carefully read the “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following discussion contains references to calendar year 2020 and the three months and nine months ended September 30, 2020 and September 30, 2021, which represents the condensed consolidated financial results of Dutch Bros OpCo and its subsidiaries for the year ended December 31, 2020 and the three months and the nine months ended September 30, 2020 and 2021, respectively.
Introduction and Overview

Dutch Bros Inc. is a high growth operator and franchisor of drive-thru coffee shops that focuses on serving high quality, hand-crafted beverages with unparalleled speed and superior service. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Our innovative, hand-crafted beverage-focused lineup features hot and cold espresso-based beverages, cold brew coffee products, proprietary energy drinks, tea, lemonade, smoothies and other beverages. We believe Dutch Bros is more than just the products we serve—we are dedicated to making a massive difference in the lives of our employees, customers and communities, one cup at a time.

As of September 30, 2021, we had over 500 company-operated and franchised shops, an increase of approximately 21% from the prior year. For the nine months ended September 30, 2021, we generated $357.8 million of revenue, a $(111.3) million net loss, and $(0.15) loss per diluted share. We have two reportable operating segments: Company-operated shops, and Franchising and other.
Initial Public Offering

Dutch Bros, Inc. was incorporated in June 2021 for the purpose of facilitating an initial public offering in order to carry on the Company’s business. On September 17, 2021, we completed our IPO in which we issued and sold approximately 24.2 million shares of Class A common stock (including approximately 3.2 million shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $23.00 per share, resulting in net proceeds of approximately $520.8 million after deducting underwriting discounts, commissions and offering costs.
For additional information related to our IPO, see Note 12 to the unaudited condensed consolidated financial statements.

Impact of COVID-19
The impact of COVID-19 continues to evolve, and we cannot easily predict the future potential impacts of the pandemic on our business or operations or on the United States or global economy in general. For example, there have been global delays in shipping that have affected deliveries of supplies to our shops. This also may include any recurrence of the disease, actions taken in response to the evolving pandemic, any ongoing effects on consumer demand and spending patterns or other impacts of the pandemic. Whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows or financial condition is yet to be determined.
Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed consolidated statements of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
REVENUES
Company-operated stores	$108,661	$66,695	$289,548	$175,767
Franchising and other	21,142	19,963	68,248	61,750
Total revenues	129,803	86,658	357,796	237,517

COSTS AND EXPENSES
Cost of sales	91,060	52,502	239,869	147,431
Selling, general and administrative	153,727	26,197	223,595	74,497
Total costs and expenses	244,787	78,699	463,464	221,928

INCOME (LOSS) FROM OPERATIONS	(114,984)	7,959	(105,668)	15,589

OTHER EXPENSE
Interest expense, net	(2,393)	(950)	(5,248)	(2,650)
Other expense, net	(1,041)	(353)	(1,099)	(669)
Total other expense	(3,434)	(1,303)	(6,347)	(3,319)

INCOME (LOSS) BEFORE INCOME TAXES	(118,418)	6,656	(112,015)	12,270
Income tax expense (benefit)	(1,280)	—	(716)	338
NET INCOME (LOSS)	(117,138)	6,656	(111,299)	11,932
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	(74,441)	—	(68,602)	—
Less: Net loss attributable to non-controlling interests	(35,959)	—	(35,959)	—
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$(6,738)	$6,656	$(6,738)	$11,932

Segment financials

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Company-operated shops	$108,661	$66,695	$289,548	$175,767
Franchising and other	21,142	19,963	68,248	61,750
Total revenue	129,803	86,658	357,796	237,517
Cost of Sales:
Company-operated shops	85,853	47,374	220,510	129,392
Franchising and other	5,207	5,128	19,359	18,039
Total cost of sales	91,060	52,502	239,869	147,431
Segment profit:
Company-operated shops	22,808	19,321	69,038	46,375
Franchising and other	15,935	14,835	48,889	43,711
Total gross profit	38,743	34,156	117,927	90,086
Selling, general and administrative	(153,727)	(26,197)	(223,595)	(74,497)
Interest expense, net	(2,393)	(950)	(5,248)	(2,650)
Other expense, net	(1,041)	(353)	(1,099)	(669)
Income (loss) before income taxes	$(118,418)	$6,656	$(112,015)	$12,270
Depreciation and amortization:
Company-operated shops	$4,294	$2,564	$11,038	$6,907
Franchising and other	1,703	1,156	4,728	3,129
All other	699	347	1,961	1,120
Total depreciation and amortization	$6,696	$4,067	$17,727	$11,156

Key Performance Indicators
The key performance indicators (“KPIs”) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shop count data)	2021	2020	2021	2020
Shop count, beginning of period
Company-operated	207	146	182	118
Franchised	264	255	259	252
	471	401	441	370
Company-operated new openings	30	11	52	39
Franchised new openings	3	3	11	7
Ownership transfers	4	—	7	—
Closures [1]	(1)	—	(1)	(1)
Shop count, end of period
Company-operated	241	157	241	157
Franchised	262	258	262	258
Total shop count	503	415	503	415

Average unit volume (AUV) [2]	N/A	N/A	1,808	1,653
Company-operated shops	N/A	N/A	1,699	1,462

Same shop sales growth [3]	7.3%	2.4%	8.0%	0.6%
Company-operated shops	4.7%	2.5%	8.3%	(0.5)%

Company-operated shop revenue	$108,661	$66,695	$289,548	$175,767
Company-operated gross profit [4]	22,808	19,321	69,038	46,375
Company-operated shop contribution [4]	27,102	21,885	80,076	53,282
% of company-operated shop revenue	24.9%	32.8%	27.7%	30.3%

Net income (loss) [4]	$(117,138)	$6,656	$(111,299)	$11,932
Adjusted EBITDA [4]	20,647	21,195	68,803	56,720
% of revenue	15.9%	24.5%	19.2%	23.9%

Systemwide sales [5]	$241,254	$182,094	$673,297	$511,866
Dutch Rewards member registrations [6]	509	—	2,738	—
_________________
1 Represents a temporary shop closure in 2021 and a permanent shop closure in 2020.
2 At Dutch Bros we track systemwide and company-operated shop AUVs. AUVs for any trailing twelve-month period consist of the net sales of systemwide and company-operated shops, respectively, for all shops that have been open for the entire 15-month measurement period. AUVs are calculated by dividing the total net sales by the total number of systemwide and company-operated shops, respectively, that were open for 15 months at the time of AUV calculation.
3 Same shop sales growth reflects the change in year-over-year sales for the comparable shop base, which we define as shops open for 15 complete months or longer. For the three months ended September 30, 2021 and 2020, there were 145 and 97 shops in our company-operated comparable shop base, respectively, and 384 and 332 shops in our systemwide shop base, respectively.

For the nine months ended September 30, 2021 and 2020, we accounted for 120 and 89 shops in our company-operated comparable shop base, respectively, and 354 and 315 shops in our systemwide shop base, respectively.
4 Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Metrics”.
5 Systemwide sales and systemwide same shop sales include company-operated shop revenue and sales at franchised shops during the comparable periods noted. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP.
6 Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards app, was launched February 2021. As such, there is no information for the comparable periods of 2020.
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	$	%	$	%	$	%	$	%
Company-operated shop revenue	108,661	100.0	66,695	100.0	289,548	100.0	175,767	100.0

Beverage, food and packaging costs	27,846	25.6	14,618	21.9	71,564	24.7	39,047	22.2
Labor costs	33,610	30.9	18,800	28.2	88,798	30.7	51,205	29.1
Occupancy and other costs	17,041	15.7	9,789	14.7	42,484	14.7	26,549	15.1
Pre-opening costs	3,062	2.8	1,603	2.4	6,626	2.3	5,684	3.2
Depreciation	4,294	4.0	2,564	3.8	11,038	3.8	6,907	3.9
Company-operated shop gross profit	22,808	21.0	19,321	29.0	69,038	23.8	46,375	26.4
Company-operated shop contribution [1]	27,102	24.9	21,885	32.8	80,076	27.7	53,282	30.3
1 Reconciliation of GAAP to non-GAAP results is provided in “Non-GAAP Financial Metrics” section.
Company-operated Shop Segment Performance
Company-operated Shop Revenue
For the three months ended September 30, 2021, company-operated shop revenue grew 62.9% to $108.7 million, as compared to $66.7 million in the corresponding prior year period or an increase of $42.0 million. Company-operated shops in the comparable shop base contributed $3.0 million to this increase (4.7% same shop sales), while new company-operated shops opened during 2020 and 2021 contributed $39.0 million to this increase. For purposes of calculating company-operated same shop revenue growth, company-operated shop revenue for 145 shops was included in the comparable shop base.
For the nine months ended September 30, 2021, company-operated shop revenue grew 64.7% to $289.5 million, as compared to $175.8 million in the corresponding prior year period or an increase of $113.8 million. Company-operated shops in the comparable shop base contributed $11.7 million to this increase (8.3% same shop sales), while new company-operated shops opened during 2020 and 2021 contributed $102.1 million to this increase. For purposes of calculating company-operated same shop revenue growth, company-operated shop revenue for 120 shops was included in the comparable shop base.

Discounts
Prior to implementing a spend-based digital rewards program through the Dutch Bros app, we used a paper-based stamp card as our loyalty program. For each beverage purchased customers received one stamp. After accumulating 10 stamps they were eligible to redeem a completed card for any size free beverage. In February of 2021, we implemented the digital rewards program.
When the COVID-19 pandemic began in 2020, we suspended stamping the paper-based loyalty card, resulting in a reduction of our sales and promotional discount rate to single digits. These changes significantly altered our sales and promotional discounts. As a percentage of gross sales, the sales and promotional discounts were 11.1% and 4.9% for the three months ended September 30, 2021 and 2020, respectively, and 11.6% and 8.3% for the nine months ended September 30, 2021 and 2020, respectively. After absorbing the costs associated with registering over 2 million Dutch Rewards program members in the first quarter of 2021, sales and promotional discounts are now settling to our targeted go-forward rate, with our longer term run rate expected to be in the low double digits.
Beverage, Food and Packaging Costs
For the three months ended September 30, 2021, beverage, food and packaging costs grew 90.5% to $27.8 million, compared to $14.6 million in the corresponding prior year period. This growth was primarily driven by a 53.7% increase in store operating weeks due to the opening of new company-operated shops as well comparable sales growth prior to any change in sales and promotional discounts. Changes in sales and promotional discounts are excluded from this analysis as they do not impact the usage of beverage, food and packaging ingredients. The remainder of the increase was driven by ingredient cost increases as well as a shift in the mix of products sold. As a percentage of company-operated shop sales, beverage, food and packaging costs increased to 25.6% in the three months ended September 30, 2021, compared to 21.9% in the corresponding prior year period, or a 370 “basis points” increase. Changes in sales and promotional discounts accounted for approximately 170 “basis points” of this increase. The remainder of the increase was driven by ingredient cost increases and mix shift.
For the nine months ended September 30, 2021, beverage, food and packaging costs grew 83.3% to $71.6 million, compared to $39.0 million in the corresponding prior year period. This growth was primarily driven by a 47.2% increase in store operating weeks due to the opening of new company-operated shops during both 2020 and 2021 as well as the portion of comparable sales growth driven by factors other than changes in the discount rate. The remainder of the increase was driven by ingredient cost increases as well as a shift in the mix of products sold. As a percentage of company-operated shop sales, beverage, food and packaging costs increased to 24.7% in the nine months ended September 30, 2021, compared to 22.2% in the corresponding prior year period, or 250 “basis points” increase. Changes in sales and promotional discounts accounted for approximately 90 “basis points” of this increase. The remainder of the increase was driven by ingredient cost increases and mix shift.
Labor Costs
For the three months ended September 30, 2021, labor costs grew 78.8% to $33.6 million, compared to $18.8 million in the corresponding prior year period. This growth was primarily driven by a 53.7% increase in store operating weeks due to the opening of new company-operated shops during both 2020 and 2021. As a percentage of company-operated shop sales, labor costs increased to 30.9% in the three months ended September 30, 2021, compared to 28.2% in the corresponding prior year period, or a 270 “basis points” increase. Changes in sales and promotional discounts accounted for approximately 200 “basis points” of this increase. The remainder increase was driven by increases in minimum wage in our West Coast shops and updated minimum staffing standards across all shops.
For the nine months ended September 30, 2021, labor costs grew 73.4% to $88.8 million, compared to $51.2 million in the corresponding prior year period. This growth was primarily driven by a 47.2% increase in store operating weeks due to the opening of new company-operated shops during both 2020 and 2021. As a percentage of company-operated shop sales, labor costs increased to 30.7% in the nine months ended September 30, 2021, compared to 29.1% in the corresponding prior year period, or a 150 “basis points” increase. Changes in sales and promotional discounts accounted for approximately 110 “basis points” of this increase. The remainder increase was driven by increases in minimum wage in our West Coast shops and updated minimum staffing standards across all shops.
Occupancy and Other Costs

For the three months ended September 30, 2021, occupancy and other costs grew 74.1% to $17.0 million, compared to $9.8 million in the corresponding prior year period. This growth was primarily driven by a 53.7% increase in store operating weeks due to the opening of new company-operated shops during both 2020 and 2021. As a percentage of company-operated shop sales, occupancy and other costs increased to 15.7% in the three months ended September 30, 2021, compared to 14.7% in the corresponding prior year period, or a 100 “basis points” increase. Sales leverage from comparable sales growth accounted for a 200 “basis points” increase, and changes in sales and promotional discounts from the launch of Dutch Rewards in February 2021 drove a 160 “basis points” increase, were offset by lower credit card fees from reinstituting cash as a form of tender starting in March 2021 resulting in a 260 “basis points” decrease.
For the nine months ended September 30, 2021, occupancy and other costs grew 60.0% to $42.5 million, compared to $26.5 million in the corresponding prior year period. This growth was primarily driven by a 47.2% increase in store operating weeks due to the opening of new company-operated shops during both 2020 and 2021. As a percentage of company-operated shop sales, occupancy and other costs decreased to 14.7% in the nine months ended September 30, 2021, compared to 15.1% in the corresponding prior year period, or a 40 “basis points” decrease. Higher average unit volumes of new units drove a 100 “basis points” decrease, and lower credit card fees from reinstituting cash as a form of tender starting in March 2021 resulted in a 50 “basis points” decrease, which were offset by changes in sales and promotional discounts from the launch of Dutch Rewards in February 2021 accounting for 110 “basis points” increase.
Pre-opening Costs

For the three months ended September 30, 2021, pre-opening costs grew 91.0% to $3.1 million, compared to $1.6 million in the corresponding prior year period. This growth was primarily driven by the opening of 30 new company-operated shops during the three months ended September 30, 2021 as opposed to the opening of 11 company-operated shops during the corresponding prior year period.

For the nine months ended September 30, 2021, pre-opening costs grew 16.6% to $6.6 million, compared to $5.7 million in the corresponding prior year period. This growth was primarily driven by the opening of 52 new company-operated shops during the nine months ended September 30, 2021 as opposed to the opening of 39 company-operated shops during the corresponding prior year period.

Depreciation and amortization
For the three months ended September 30, 2021, depreciation and amortization grew 67.5% to $4.3 million, compared to $2.6 million in the corresponding prior year period. This growth was primarily driven by the opening of new company-operated shops during both 2021 and 2020. As a percentage of company-operated shop sales, depreciation and amortization increased to 4.0% in the three months ended September 30, 2021, compared to 3.8% in the corresponding prior year period. Changes in sales and promotional discounts accounted for all of this increase.
For the nine months ended September 30, 2021, depreciation and amortization grew 59.8% to $11.0 million, compared to $6.9 million in the corresponding prior year period. This growth was primarily driven by the opening of new company-operated shops during both 2021 and 2020. As a percentage of company-operated shop sales, depreciation and amortization decreased to 3.8% in the nine months ended September 30, 2021, compared to 3.9% in the corresponding prior year period. Changes in sales and promotional discounts accounted for all of this decrease.

Company-operated Shop Contribution
For the three months ended September 30, 2021, Company-operated shop contribution grew 23.8% to $27.1 million, compared to $21.9 million in the corresponding prior year period. As a percentage of company-operated shop sales, company-operated shop contribution decreased to 24.9% in the three months ended September 30, 2021, compared to 32.8% in corresponding prior year period.
For the nine months ended September 30, 2021, Company-operated shop contribution grew 50.3% to $80.1 million, compared to $53.3 million in the corresponding prior year period. As a percentage of company-operated shop sales, company-operated shop contribution decreased to 27.7% in the nine months ended September 30, 2021, compared to 30.3% in corresponding prior year period.
Franchising and Other Segment Performance
For the three months ended September 30, 2021, franchising and other revenue increased 5.9% to $21.1 million, compared to $20.0 million in the corresponding prior year period. This was a result of same shop sales growth ($1.7 million) and additional store weeks from franchised shops opened in 2021 and 2020 ($0.9 million). This was offset by timing of franchisee orders within the quarter. Franchising and other gross profit grew 7.4% to $15.9 million in the three months ended September 30, 2021, compared to $14.8 million in the corresponding prior year period. The net increase in revenue noted above drove an increase in franchising and other gross profit.
For the nine months ended September 30, 2021, franchising and other revenue grew 10.5% to $68.2 million, compared to $61.8 million in the corresponding prior year period. The increase in revenue was a result of same shop sales growth ($4.9 million), additional store weeks from franchise shops opened in 2021 and 2020 ($2.0 million) and the rollover of the royalty abatement in April of 2020 ($1.4 million). This was partially offset by reduced revenue in 2021 as a result of the strategic decision related to Dutch-branded goods in 2020 as well as timing of franchisee orders within the period. Franchising and other gross profit grew 11.8% to $48.9 million in the nine months ended September 30, 2021, compared to $43.7 million in the corresponding prior year period. The net increase in revenue noted above drove an increase in franchising and other gross profit.
Selling, General, and Administrative
For the three months ended September 30, 2021, selling, general and administrative expenses increased 486.8% to $153.7 million, compared to $26.2 million in the corresponding prior year period. As a percentage of revenue, selling, general and administrative increased to 118.4% in the three months ended September 30, 2021, compared to 30.2% in corresponding prior year period. We recognized equity-based compensation charges of $124.8 million in the three months ended September 30, 2021 and $9.8 million in the corresponding prior year period. The remainder of the increase was primarily driven by IPO costs, which were partially offset by leverage from our investment in infrastructure and above-shop headcount.
For the nine months ended September 30, 2021, selling, general and administrative expenses increased 200.1% to $223.6 million, compared to $74.5 million in the corresponding prior year period. As a percentage of revenue, selling, general and administrative expenses increased to 62.5% in the nine months ended September 30, 2021, compared to 31.4% in corresponding prior year period. We recognized equity-based compensation charges of $147.8 million in the nine months ended September 30, 2021 and $23.4 million in the corresponding prior year period. The remainder of the increase was primarily driven by IPO costs, which were partially offset by leverage from our investment in infrastructure and above-shop headcount.

Other Expense
Interest Expense, Net
Interest expense, net consists of interest on the Senior Secured Credit Facility and our Term Loan (as defined below) as well as the amortization of deferred financing costs incurred in connection with the Senior Secured Credit Facility.
For the three months ended September 30, 2021, interest expense, net grew 151.9%, to $2.4 million, compared to $1.0 million in the corresponding prior year period. This increase was primarily driven by increased borrowings under our 2018 Credit Agreement and interest on capital leases.
For the nine months ended September 30, 2021, interest expense, net grew 98.0%, to $5.2 million, compared to $2.7 million in the corresponding prior year period. This increase was primarily driven by increased borrowings under our 2018 Credit Agreement and interest on capital leases.
Other Expense

Other expense includes miscellaneous expenses.

For the three months ended September 30, 2021, other expense was $(1.0) million, compared to $(0.4) million in the corresponding prior year period.
For the nine months ended September 30, 2021, other expense was $(1.1) million, compared to $(0.7) million in the corresponding prior year period.
Income Tax Expense (Benefit)
For the three months ended September 30, 2021, income tax expense (benefit) was $(1.3) million, compared to $0 in the corresponding prior year period. The tax benefit was primarily driven by losses allocated from Dutch Bros OpCo to the Company, partially offset by state taxes and the tax expense of the corporate subsidiary.
For the nine months ended September 30, 2021, income tax expense (benefit) was $(0.7) million, compared to $0.3 million in the corresponding prior year period. The tax benefit was primarily driven by losses allocated from Dutch Bros OpCo to the Company, partially offset by state taxes and the tax expense of the corporate subsidiary.

Liquidity and Capital Resources
We had cash and cash equivalents of $25.9 million and $31.6 million as of September 30, 2021 and December 31, 2020, respectively.
For the nine months ended September 30, 2021, our principal sources of liquidity were cash flows from operations, proceeds from our initial public offering and our Senior Secured Credit Facility (as defined below). Our principal uses of liquidity for the nine months ended September 30, 2021 were to pay off our term loans and fund our working capital needs.
We believe that cash provided by operating activities, cash on hand, and our Senior Secured Credit Facility are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, we may need to raise additional capital to fund our operations. Our future capital requirements may vary materially from period to period and will depend on many factors, including our expansion and growth by opening additional company-operated stores and/or reacquiring existing franchised stores. In addition, the payments that we may be required to make under the TRAs that we entered into may be significant, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder.

From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash flows provided by operating activities	$72,304	$42,664
Net cash flows used in investing activities	(76,781)	(25,488)
Net cash provided by (used in) financing activities	(1,300)	4,694
Net increase (decrease) in cash	$(5,777)	$21,870
Cash and cash equivalents at beginning of period	31,640	15,584
Cash and cash equivalents at end of period	$25,863	$37,454
Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $72.3 million, compared to $42.7 million for the same period of 2020, an increase of $29.6 million, primarily related to increased accounts payable, deferred revenue, accrued expenses and other current liabilities as a result of strong growth year-over-year.
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $76.8 million, compared to $25.5 million for the same period of 2020, an increase of $51.3 million, primarily related to investment in capital expenditures as a result of new company-operated shop openings.
Financing Activities
For the nine months ended September 30, 2021, net cash used in financing activities was $1.3 million, compared to $4.7 million for the same period of 2020, a decrease of $6.0 million, primarily due to payments to repurchase equity and members’ units, payoff of term loans under our Senior Secured Credit Facility, and distributions to members, partially offset by the net proceeds from our initial public offering and draws from term loans under our Senior Secured Credit Facility.
Senior Secured Credit Facilities
JP Morgan Credit Facility
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $200 million term loan credit facility, a $150 million revolving credit facility and an uncommitted incremental facility of up to $100 million. Upon entering into the Senior Secured Credit Facility, we drew a $200 million term loan to pay a distribution to existing pre-IPO shareholders and a $25 million revolving loan.
Loans under the Senior Secured Credit Facility will mature and all amounts outstanding will be due and payable on May 12, 2026. The principal balance of the term loans amortizes each quarter at a rate between 2.5% and 12.5% per annum. Loans under the Senior Secured Credit Facility bear interest at a rate equal to either the adjusted LIBOR rate or an alternate base rate, plus an applicable spread based on our net lease-adjusted total leverage ratio. Our obligations under the Senior Secured Credit Facility are guaranteed by our subsidiaries and secured by substantially all of our and such subsidiary guarantors’ assets.

The Senior Secured Credit Facility contains financial covenants that require us to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The Senior Secured Credit Facility also contains certain negative covenants that, among other things, restrict our ability to: incur additional debt; grant liens on assets; sell or dispose of assets; merge with or acquire other companies, or make other investments; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; and pay dividends or make other distributions. As of the date of this Form 10-Q, we were in compliance with all covenants under the Senior Secured Credit Facility.
On September 17, 2021, we completed the IPO and subsequently paid in full our term loans which totaled $198.8 million. As of September 30, 2021, we had no outstanding term loans and $35.0 million of outstanding revolving loans under the Senior Secured Credit Facility.

Off-Balance Sheet Arrangements
As of September 30, 2021, other than operating leases entered into in the normal course of business, we did not have any other off-balance sheet arrangements.
Seasonality
Our business is subject to seasonal fluctuations in that our system sales are typically nominally higher during the summer months affecting the second and third quarters.
Critical Accounting Policies and Use of Estimates

Our critical accounting policies related to revenue recognition and leases have not materially changed from those disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated September 16, 2021. Our critical accounting policies related to income taxes and equity-based compensation are as follows:
Income Taxes

We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Dutch Bros OpCo. Our estimated annual effective tax rate is less than the statutory rate of 21% primarily because we are not liable for income taxes on the portion of earnings that are attributable to non-controlling interests.

Dutch Bros OpCo is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, Dutch Bros OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Dutch Bros OpCo is passed through to and included in the taxable income or loss of its members, including us, in accordance with the Amended Dutch Bros OpCo Agreement.

We recognize deferred tax assets relating primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Dutch Bros OpCo as a result of the IPO, Reorganization Transactions and TRAs. We do not believe we have any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2021, that if recognized, would affect the annual effective tax rate.

In connection with the Reorganization Transactions and the IPO, we entered into TRAs that provide for the payment by us or any member of our Dutch Bros Tax Group to certain pre-IPO owners of 85.0% of the benefits, if any, the Dutch Bros Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the TRAs. For additional information see Note 11 to the condensed consolidated financial statements.

Equity-Based Compensation
We have granted time-based restricted stock awards and restricted stock units to certain officers, directors and employees. These awards are accounted for as equity-classified awards and are granted at the fair value of the underlying common stock as of the award date and vest over time. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period. For additional information see Note 12 to the condensed consolidated financial statements.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements.
Non-GAAP Financial Metrics
In addition to GAAP results, this Form 10-Q contains references to the non-GAAP financial measures below. We use these non-GAAP measures to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with GAAP, we believe that providing these non-GAAP financial measures are useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of non-recurring items.
These non-GAAP financial measures presented herein are specific to us and may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating them. These measures are also not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect tax payments, debt service requirements and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs. Management compensates for these limitations by relying on our GAAP results in addition to using these non-GAAP financial measures. The non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
Company-operated shop contribution
Company-operated shop contribution, a non-GAAP financial measure, is defined as net sales less beverage, food and packaging costs, labor and other costs, including pre-opening costs. Company-operated shop contribution is included in this Form 10-Q because it is a key metric used by management and our board of directors to assess our financial performance, and is frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as GAAP net income (loss) adjusted for interest expense (income), income tax expense (benefit), and depreciation and amortization. Additionally, we define Adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted for equity-based compensation, expenses related to equity and other offerings, pandemic-related costs, and other non-recurring items as determined by management. EBITDA and Adjusted EBITDA are included in this Form 10-Q because they are key metrics used by management and our board of directors to assess our financial performance, and are frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	22,808	21.0	19,321	29.0	69,038	23.8	46,375	26.4
Depreciation	4,294	4.0	2,564	3.8	11,038	3.8	6,907	3.9
Company-operated shop contribution	27,102	24.9	21,885	32.8	80,076	27.7	53,282	30.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(117,138)	$6,656	$(111,299)	$11,932
Depreciation and amortization	6,696	4,067	17,727	11,156
Interest expense, net	2,393	950	5,248	2,650
Income tax expense (benefit)	(1,280)	—	(716)	338
EBITDA	$(109,329)	$11,673	$(89,040)	$26,076

Equity-based compensation [1]	$124,779	$9,815	$147,761	$23,372
Expenses associated with equity offering [2]	3,332	—	5,661	—
Donation associated with equity offering [3]	1,392	—	1,392	—
COVID-19: "thank you” pay and catastrophic leave [4]	473	218	3,029	3,242
COVID-19: royalty abatement [5]	—	—	—	1,400
COVID-19: first responders donation [6]	—	—	—	2,000
Dutch Rewards transition [7]	—	(1,250)	—	(1,292)
Dutchwear merchandising adjustment [8]	—	739	—	1,922
Adjusted EBITDA	$20,647	$21,195	$68,803	$56,720
1 Represents non-cash expenses related to the grant and vesting of stock awards, restricted stock awards and restricted stock units in Dutch Bros Inc. and/or Profits Interest Units in Dutch Bros OpCo to certain employees. These awards are accounted for in accordance with guidance prescribed for accounting for share-based compensation.
2 Represents costs incurred as a result of our IPO. These costs include legal fees, consulting fees, tax and accounting fees, and payroll taxes related to the grant and vesting of stock awards for certain employees.
3 As part of our IPO, we made a donation to the Dutch Bros Foundation. This donation is separate from other donations to the Dutch Bros Foundation that we may periodically make.
4 Represents costs related to two separate programs established to support employees during the COVID-19 pandemic. We implemented an hourly wage supplement program for shop employees who continued to work while their state or county was under a stay at home order or similar lockdown requirement. This program lasted in various markets until April 2021. We also established a catastrophic leave policy that provided paid leave to employees who were required to quarantine due to in-shop exposures and could not work their regular hours. All COVID-19-related protocols, including catastrophic leave, will remain in effect until the end of the COVID-19 pandemic as determined by the appropriate government agency.
5 In April 2020, we permitted franchise partners to skip one month of royalty payments to support their cash flow needs. We discontinued this support one month later in May 2020.
6 During 2021 and 2020, we made specific donations to the First Responders First organization to support the acquisition and distribution of personal protective equipment for first responders.

7 We recorded a benefit related to our transition from a paper-based stamp card loyalty program to our current app-based loyalty rewards program.
8 During 2020, we incurred a series of one-time costs associated with the strategic decision to exit our internal merchandising business related to Dutch-branded goods such as mugs and cups. These costs include write-off and disposal of obsolete inventory and severance for staff dedicated to in-house support services related to our Dutchwear business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage, energy and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases.
Labor and Benefits Costs
At our company-operated shops, our starting wage has historically been the minimum wage in place for that particular state with broistas receiving tips from customers in addition to the wages. We do not, however, reduce the wages we pay to broistas to offset tips. We believe this combination of security and upside earning potential, in addition to our strong culture and focus on development, enables us to attract a higher caliber employee and this directly translates to better customer service.
We have experienced minimum wage increases in several states over the past two years, including: Washington, Oregon, California, Nevada, Idaho, Colorado, and Arizona. As we consider the potential for future federal and state or local minimum wage increases, our first step is to partially offset such increases with operational efficiencies and cost reduction measures in our supply chain and elsewhere before increasing our menu prices. In the future, we may or may not be able to offset with operational efficiencies or menu price increases. As of September 30, 2021, we employed approximately 8,550 hourly workers in our shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Senior Secured Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2021, we had no outstanding term loans and $35.0 million of outstanding revolving loans under the Senior Secured Credit Facility. A hypothetical increase of interest rates up to 1% on our outstanding revolving loans would result in an increase in our annual interest expense of approximately $0.4 million.
Impact of Inflation
The primary inflation factions affecting our operations are commodity and supplies, energy costs, and materials used in the construction of company-operated shops. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflation, increasing the costs of labor and materials, and resulting in higher rent expense on new shops.
While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same shop sales growth in an amount sufficient to offset inflationary or other cost pressures.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives.
As previously reported, in connection with the audit of our consolidated financial statements for the years ended December 31, 2020 and 2019, our management and auditors determined that a material weakness existed in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by our company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, we have not concluded that the material weakness has been remediated as of September 30, 2021, and therefore have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Internal Control

Control systems, including ours, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our company matures, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially adversely affect our business, financial condition, results of operations and growth prospects.
We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS

Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our Class A common stock. See “Cautionary Statement Regarding Forward-Looking Statements.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” and “our,” and similar references in this Section “Risk Factors” and in Part II – Other Information refers to Dutch Bros Inc. and its subsidiary, Dutch Bros OpCo. The principal factors and uncertainties that make investing in our Class A common stock speculative or risky include, among others:

•Evolving consumer preferences and tastes may adversely affect our business.
•Our financial condition and quarterly results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We may not be able to compete successfully with other shops, QSRs and convenience shops, including the growing number of coffee delivery options. Intense competition in the foodservice and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
•Our failure to manage our growth effectively could harm our business and operating results.
•Our inability to identify, recruit and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
•Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
•Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

•Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.
•We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.
•Pandemics or disease outbreaks such as COVID-19 have had, and may continue to have, an effect on our business and results of operations.
•Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.
•Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.
•Changes in the availability of and the cost of labor could harm our business.
•Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
•Our Co-Founder and Sponsor continue to have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
•Our growth strategy depends in part on opening new shops in existing and new markets. We may be unsuccessful in opening new shops or establishing new markets, which could adversely affect our growth.
•Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
•We have identified a material weakness in our internal control over financial reporting. If we are unable to remedy our material weakness, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.

Risk Factors
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below, as well as other information included in this Form 10-Q, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, before making an investment decision. The risks described below could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment.
Risks Related to Our Business

Evolving consumer preferences and tastes may adversely affect our business.
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from Dutch Bros’ hand-crafted beverages, lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives) and a reduction in individual car ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as taurine and artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we offer alternatives, including reduced sugar and sugar-free items, an unfavorable report on the health effects of sugar, caffeine or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our beverages. A decrease in customer traffic as a result of these health concerns or negative publicity could significantly reduce the demand for Dutch Bros’ hand-crafted beverages and could harm our business.
Our financial condition and quarterly results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and key metrics may vary significantly in the future as they have in the past, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations and key metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below. Any one or more of the factors listed below or described elsewhere in this section could harm our business:
•increases in real estate or labor costs in certain markets;

•consumer preferences, including those described above;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets;
•especially in our large markets, labor discord or disruption, geopolitical events, social unrest, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home; and
•adverse outcomes of litigation.
Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased sales or profits.
We incur costs and expend other resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources than we do, which enable them to spend significantly more on marketing and advertising and other initiatives than we can. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items be less effective than our competitors, there could be an adverse effect on our results of operations and financial condition.
We may not be able to compete successfully with other coffee shops, QSRs and convenience shops, including the growing number of coffee delivery options. Intense competition in the foodservice and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
The foodservice and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, including Dunkin’ Donuts, Starbucks, other specialty coffee shops, drive-thru QSRs and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional and local coffee chains, QSRs, and convenience shops for customers, shop locations and qualified management and other staff. Compared to us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Any of these competitive factors may harm our business.
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of the Dutch Bros business model, such as our drive-thru convenience and digital ordering, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Our growth strategy depends in part on opening new shops in existing and new markets. We may be unsuccessful in opening new shops or establishing new markets, which could adversely affect our growth.
As of September 30, 2021, Dutch Bros had 503 shops across 11 states, of which 241 were company-operated and 262 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. In the first nine months of 2021, we opened 52 new company-operated shops, and we plan to open approximately 30 new company-operated shops before the end of 2021. In the first nine months of 2021, our franchise partners opened 11 new franchise partner operated shops and are projected to open approximately three new franchise partner operated shops before the end of 2021. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
•identify available and suitable sites, specifically for drive-thru locations;
•compete for such sites;
•reach acceptable agreements regarding the lease of locations;
•obtain or have available the financing required to acquire and operate a shop, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
•respond to unforeseen engineering or environmental problems with leased premises;
•avoid the impact of inclement weather, natural disasters and other calamities;
•hire, train and retain the skilled management and other employees necessary to meet staffing needs;
•obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our franchise partners’ costs or ability to open new shops; and
•control construction and equipment cost increases for new shops and secure the services of qualified contractors and subcontractors in an increasingly competitive environment.
There is no guarantee that a sufficient number of suitable sites for shops will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new shops, or if existing franchise partners do not open new shops, or if shop openings are significantly delayed, our revenue or earnings growth could be adversely affected and our business may be harmed.
As part of our longer term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new shops, restrict the use of certain branding or increase the cost of development; difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our shops in our existing markets, and we will need to build this recognition in new markets. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing shops, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new shops.
Due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new shops in areas where we have existing shops. The operating results and comparable shop sales could be adversely affected due to close proximity with our other shops and market saturation.
New shops, once opened, may not be profitable or may close, and the increases in average per shop revenue and comparable sales that we have experienced in the past may not be indicative of future results.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings, which is subject to a number of factors, many of which are outside of our control, including landlord delays, associated pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We have typically incurred the most significant portion of pre-opening expenses associated with a given shop within the three months preceding the opening of the shop. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new shops commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a material adverse impact on our profitability.
Although we target specified operating and financial metrics, new shops may never meet these targets or may take longer than anticipated to do so. Any new shop we open may never become profitable or achieve operating results similar to those of our existing shops, which could adversely affect our business, financial condition or results of operations.
Some of Dutch Bros’ shops open with an initial start-up period of higher than normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new shops stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our AUV and comparable sales may not increase at the rates achieved over the past several years. Our ability to operate new shops profitably and increase average shop revenue and comparable shop sales will depend on many factors, some of which are beyond our control, including:
•consumer awareness and understanding of the Dutch Bros brand;
•general economic conditions, which can affect shop traffic, local labor costs and prices we pay for the beverage and other supplies we use;
•consumption patterns and beverage preferences that differ from region to region;
•changes in consumer preferences and discretionary spending;
•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•increases in prices for commodities, including coffee, milk and flavored syrups;
•inefficiency in our labor costs as the staff gains experience;
•competition, either from our competitors in the beverage industry or our own shops;
•temporary and permanent site characteristics of new shops;
•changes in government regulation; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
If our new shops do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average shop revenue could harm our business.
Additionally, opening new shops in existing markets may negatively impact sales at our, and our franchise partners’, existing shops, even if it increases overall AUV in a region. The consumer target area of our shops varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new shop in or near markets in which we or our franchise partners already have shops could adversely impact sales at these existing shops while growing the overall AUV in a region. Our core business strategy anticipates achieving an ideal AUV through multiple mid-volume shops in a single region to infill and reduce the number of high-volume shops in order to provide continued efficient service. However, existing shops could also make it more difficult to build our and our franchise partners’ consumer base for a new shop in the same market. Sales transfer between our shops may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, harm our business.
As we expand, we may not be able to maintain our current average shop and our business may be harmed. Although we have specific target operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new Dutch Bros shops we open may not be profitable or achieve operating results similar to those of our existing shops, which could adversely affect our business, financial condition or results of operations.
Our failure to manage our growth effectively could harm our business and operating results.
We have experienced rapid growth. The growth and expansion of our business may place a significant strain on our management, operational and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and broistas, which could harm our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. If we experience a decline in financial performance, we may decrease the number of or discontinue new Dutch Bros shop openings, or we may decide to close shops that we are unable to operate in a profitable manner.
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and broistas, particularly in new markets which may require significant capital expenditures.
Damage to our brand or reputation or negative publicity could negatively impact our business.
Our reputation and the quality of our Dutch Bros brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our hand-crafted beverages and service, our commitment to our customers and our strong employee culture, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business.
We may, from time to time, be faced with negative publicity, regardless of its accuracy, relating to beverage quality; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ food processing, employment practices and other policies, practices and procedures; or employee relationships and welfare or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
Our inability to identify, recruit and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
Our success also depends substantially on the contributions and abilities of our broistas on whom we rely to give customers a superior experience and elevate our brand. At Dutch Bros, it’s about having fun and giving customers our special brand of “luv,” growing our people, and forming genuine relationships with our customers. Accordingly, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified operators, all of whom come from within our system, and broistas to meet the needs of our existing shops and to staff new shops. Some of our broistas advance to become operators and when they do, their prior positions need to be filled. We aim to hire warm, friendly, motivated, caring, self-aware and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff is high and will likely require us to pay higher wages and provide greater benefits, especially if there is continued improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could harm our business.
Our expansion into new domestic markets may present increased risks, which could affect our profitability.
We plan to open additional company-operated Dutch Bros shops in domestic markets where we have little or no operating experience. The target consumer base of our shops varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics and geography. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis. New markets may have competitive or regulatory conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign operators to manage comparatively fewer shops than we assign in more developed markets. Also, until we attain a critical mass in a market, the shops we do open will have reduced operating leverage. As a result, these new shops may be less successful or may achieve target operating profit margins at a slower rate than existing shops did, if ever. If we do not successfully execute our plans to enter new markets, our business could be harmed.
We are subject to the risks associated with leasing space subject to long-term non-cancelable lease and, with respect to the real property that we own, owning real estate.
Our leases generally have initial terms of 15 years with renewal options. Shop leases provide for a specified annual rent, typically at a fixed rate for the first five years with Consumer Price Index increases and other escalators. Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future shop is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. Also, because we sometimes purchase real property for various shop locations, we're subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the shops, which may result from competition from similar restaurants in the area as well as strict, joint and several liability for environmental contamination at or from the property, regardless of fault.
Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of September 30, 2021, approximately 52% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
We receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our franchise partners. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised Dutch Bros shops may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate shops in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified shop managers, broistas and other shop personnel or may not implement marketing programs and major initiatives such as shop remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our Dutch Bros brand and could have a negative impact on our business.

Our franchise partners may not be able to secure adequate financing to open or continue operating their Dutch Bros shops. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our franchise partners become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales and the impact on our profitability could be greater than the percentage decrease in these revenue streams.
While we are responsible for ensuring the success of our entire system of shops and for taking a longer term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. Our franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our shops, which could harm our business even if we have a successful outcome in the dispute.
Actions or omissions by our franchise partners in violation of various laws may be attributed to us or result in negative publicity that affects our overall brand image, which may decrease consumer demand for our products. Franchise partners may engage in online activity via social media or activity in their personal lives that negatively impacts public perception of our franchise partners, our operations or our brand as a whole. This activity may negatively affect franchise partners’ sales and in turn impact our revenue.
In addition, various state and federal laws govern our relationship with our franchise partners and our potential sale of a franchise. A franchise partner and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchise partners and/or the imposition of fines or other penalties against us.
Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of September 30, 2021, our company-operated and franchised shops in the Western United States represent approximately 95% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States have, and may continue, to harm our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and the current and any future wildfires may have a similar impact.
Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of the supply of coffee, flavored syrups, dairy, coffee machines and other restaurant equipment or packaging for our proprietary products due to the casualty loss of any of our roasting plant, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative material impact on our business and our profitability. For example, in 2005, our roasting facility burned and our costs increased as we replaced these operations by purchasing coffee from other roasters and paying for contract roasting to cover for the shortage in our own supply, and in 2021, there were global delays in shipping due in part to the COVID-19 pandemic.

Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on our relationship with Portland Bottling Co. to manufacture and bottle these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 24% of our systemwide sales in 2021. Failures by Portland Bottling Co. or any of our other suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations. Increases in the cost of dairy products and other commodities, such as petroleum which in turn may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could harm our business.
If we fail to offer high-quality customer experience, our business and reputation will suffer.
Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer returning. Those factors include service, convenience, taste, price, quality, location of our shops and brand image. In addition to providing high quality hand-crafted beverages, we empower our employees to provide an enhanced customer experience. Our broistas put customer needs first and we give them the flexibility required to build genuine, meaningful connections that keep our customers returning for more. From remembering our regulars by name and knowing their customary order, to having treats ready for the four-legged members of the family, or by offering a free drink to someone having a rough day—there is a hint of magic in the details of the Dutch Bros experience that leads to recurring, loyal customers. As we grow, it may be difficult for us to identify, recruit, train and manage enough people with the right skills, talent and attitude to provide this enhanced customer experience.
If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
Our continuous growth and expansion has placed, and may continue to place, significant demands on our management and our operational and financial resources and in connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our beverages and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
To manage growth in our operations and personnel, we need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our customer service and other personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business could be harmed.
We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.
We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process orders, for legal and marketing purposes and to comply with regulatory, legal and tax requirements (“Business Functions”). These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and services and introduce new products and services.
An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data.
Pandemics or disease outbreaks such as the COVID-19 pandemic have had, and may continue to have, an effect on our business and results of operations.
Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our Dutch Bros shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. COVID-19 has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.
Even though we have been deemed an “essential business” during this COVID-19 pandemic and have been allowed to remain in operation, even while some of our competitors were not, there is no guarantee that in the event of a future pandemic or resurgence of the COVID-19 pandemic that we will receive the same designation. Regardless of our status as an essential business during the COVID-19 pandemic, our operations have been and we expect will be disrupted when employees or employees of our franchise partners were suspected of having COVID-19 or other illnesses since this required us or our franchise partners to quarantine some or all such employees and close and disinfect our impacted shops. If a significant percentage of our workforce or the workforce of our franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.
The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions generally, which have had an adverse effect on our business and financial condition. Our sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes.
Our success is heavily reliant on our franchise partners and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchise partners that have been or will be impacted. As a result of this distress, our franchise partners may not be able to meet their financial obligations as they come due, including the payment of royalties, rent or other amounts due to us. This has led to, and may continue to lead to, write-offs of amounts we have currently due from our franchise partners beyond amounts we have reserved, as well as decreased future collections from franchise partners. Additionally, in certain instances, we have offered grace periods for certain near-term payments due to us by our franchise partners who needed more access to capital and were in good standing with Dutch Bros. If we need to extend such grace periods again in the future, it will negatively impact our cash flows in the near-term and there is no guarantee that our franchise partners will ultimately pay amounts due. Additionally, our franchise partners may not be able to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchise partners’ financial distress has also led to, and may continue to lead to, permanent shop closures and delayed or reduced new franchise partners development which would further harm our results and liquidity going forward. Further, in some cases, we are contingently liable for franchise partner lease or supplier obligations, and a failure by a franchise partner to perform its obligations under such lease could result in direct payment obligations for us.
We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, we do not yet know how our business, our customers or our franchise partners will operate in a post COVID-19 environment. In addition, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, particularly in areas with lower vaccination rates, which may impact the general economic recovery. There is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations or the global economy as a whole remains highly uncertain.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business at this time.
Risks Related to Our Brands
Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.
Our success depends in large part upon our and our franchise partners’ ability to maintain and enhance our corporate reputation and the value and perception of our brands. Brand value is based in part on consumer perceptions on a variety of subjective qualities. To be successful in the future, particularly outside of the Western United States where the Dutch Bros brand may be less well-known, we believe we must preserve, grow and leverage the value of our brand across interactions.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our shops or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy, contaminated products, broistas infected with communicable diseases, such as COVID-19, or other potential incidents discussed in this Risk Factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Dutch Bros shops, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or foster an inclusive and diverse environment, our brand value may be diminished.
Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our Dutch Bros brand could be damaged by claims or perceptions about the quality or safety of our ingredients or beverages or the quality or reputation of our suppliers, distributors or franchise partners or by claims or perceptions that we, our franchise partners or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Dutch Bros action or inaction or brand imagery, a real or perceived failure of corporate governance, or misconduct by any officer or any employee or representative of us or a franchise partner. Any such incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Dutch Bros brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.
There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation and land use. We endeavor to conduct our business in a manner which reflects our priority of sustainable stewardship, including with respect to environmental sustainability matters, and we are working to manage the risks and costs to us, our franchise partners and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. These matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.
We may not be able to adequately protect our intellectual property, including trademarks, trade names, and service marks, which, in turn, could harm the value of our brand and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our Dutch Bros shops. We rely on U.S. trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.
The success of our business depends on our continued ability to use our existing trademarks, trade names, and service marks to increase brand awareness and further develop our brand as we expand into new markets. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. There can also be no assurance that pending or future U.S. trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks.
Additionally, the steps we have taken to protect our intellectual property in the United States may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. Even with our own franchise partners, whose activities are monitored and regulated through our franchise agreements, we face risk that they may refer to or make statements about our Dutch Bros brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.
We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we can successfully enforce our rights.
Third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks and service marks. In the event that these or other intellectual property rights are successfully challenged, we could be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands. Third parties may also assert that we infringe, misappropriate or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party's intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct at our shops could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.
We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised shops could negatively affect sales at all our shops if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our shops. Additionally, even if food-borne illnesses were not identified at our shops, our sales could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.
If we or our franchise partners are unable to protect our customers’ credit and debit card data or confidential information in connection with process the same or confidential employee information, we could be exposed to data loss, litigation, liability and reputational damage.
Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information.
We currently accept payments using credit cards and debit cards and, as such, are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which is a security standard applicable to companies like ours that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We are also subject to rules governing electronic funds transfers. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.
The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers' information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. For example, in 2014, our online store and our customers were the victims of a security breach and as a result a few thousand of our customer’s personal information records were exposed. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could harm our business.
Risks Related to People and Culture
Changes in the availability of and the cost of labor could harm our business.
Our business could be harmed by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits, increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor costs, the higher prices could result in lower revenue, which may also reduce margins.
Furthermore, the successful operation of our business depends upon our, and our franchise partners’, ability to attract, motivate and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or expand to. Shortages may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new company-operated and franchised shops and adversely impact the operations and profitability of existing shops. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we and our franchise partners are unable to recruit and retain sufficiently qualified individuals, our business could be harmed.
Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain and to train employees to deliver consistently high-quality hand-crafted beverages and customer experiences, which could materially harm our business and results of operations. Furthermore, due to the COVID-19 pandemic, we could experience a shortage of labor for shop positions as concern over exposure to COVID-19 and other factors could decrease the pool of available qualified talent for key functions. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain the best talent.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of marketing, sales, customer experience, and selling, general and administrative. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.

The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
Dutch Bros continues to be led by our Executive Chairman and Co-Founder, Travis Boersma, who plays an important role in driving our culture, determining the strategy, and executing against that strategy across the company. If Mr. Boersma’s services became unavailable to Dutch Bros for any reason, it may be difficult or impossible for us to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.
Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
At Dutch Bros, we believe our people-first culture is a critical component of our success and customer loyalty. The success of this differentiated people-first culture and serving hand-crafted, high-quality beverages through the convenience of a premium drive-thru experience has helped us enter new markets and rapidly open new shops. We have invested substantial time and resources in developing pathways for our employees to create their own compelling future, which we believe has fostered the positive, people-first culture that defines our organization and is enjoyed by our customers. We have built out our leadership team with an expectation of protecting this culture, an emphasis on shared values and a commitment to diversity and inclusion. As we continue to develop the infrastructure to support our growth, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and loss of customer loyalty.
Unionization activities may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new shops in such markets could materially increase.
Risks Related to Regulation and Litigation
Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Moreover, while we believe that we maintain insurance customary for businesses of our size and type, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could harm our business.
Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results and adversely affect our financial condition.
We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowance;
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
We are subject to many federal, state and local laws with which compliance is both costly and complex.
The beverage industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation discussed above, those relating to building and zoning requirements and those relating to the preparation and sale of food and beverages or consumption. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.
The development and operation of a shop depends, to a significant extent, on the selection of suitable sites for drive-thrus, which are subject to unique permitting, zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.
We are subject to the Fair Labor Standards Act and various other federal, state and local laws that regulate the wages and hours of employees. These laws commonly apply a strict liability standard so that even inadvertent noncompliance can lead to claims, government enforcement actions and litigation. These laws vary from state to state and are subject to frequent amendments and judicial interpretations that can require rapid adjustments to operations. Insurance coverage for violations of these laws is costly and sometimes is not available. Changes to these laws can adversely affect our business by increasing labor and compliance costs. The failure to comply with these laws could adversely affect our business as a result of costly litigation or government enforcement actions.
We are also subject to a variety of other employee relations laws including Family and Medical Leave Act of 1933 and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations and the National Labor Relations Act of 1935, to name a few. Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, we will need to continue to increase our compliance efforts in these areas, which may affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.
We are subject to compliance obligations of the Food Safety Modernization Acts (“FSMA”). Under FSMA, we are required to develop and implement a Food Safety Plan for our roasting operations. While we are not currently required to implement a FSMA Food Safety Plan or a Hazard Analysis and Critical Points system (“HACCP”) in our shops, many states have required restaurants to develop and implement HACCP, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
We are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.
In addition, our franchise activities are subject to laws enacted by a number of states and rules and regulations promulgated by the Franchise Trade Commission (the “FTC”). Failure to comply with new or existing franchise laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our shops if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
We (and our vendors) are subject to stringent and changing laws, regulations, industry standards, related to data Processing, protection, privacy and security. The actual or perceived failure by us, our customers or vendors to comply with such laws, regulations, industry standards, may harm our business, financial condition, results of operations and prospects.

We Process personal information, confidential information and other information necessary to provide our products and service and ensure that they are delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data and operate our business.
Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business (“Adverse Data Protection Impact”).
We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (“Privacy Policies”) and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (“Data Protection Obligations”).
We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. We may be subject to, and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing or other remedies that adversely affect our business.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”), and other state and federal laws relating to privacy and data security. The CCPA, which among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data. The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (the “CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia enacted the Consumer Data Protection Act (“CDPA”) that may impose obligations similar to or more stringent than those we may face under other Data Protection Laws. Compliance with the CPRA, the CCPA, the CDPA and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals or others.
We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.
We and our franchise partners are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate franchises.

We and our franchise partners are subject to extensive government regulation at the federal, state and local government levels, including by the FTC. These include, but are not limited to, regulations relating to the preparation and sale of beverages, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters. We and our franchise partners are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new shops and thus could harm our business. Any such failure could also subject us to liability from our franchise partners.
Additionally, Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PROAct would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor, thereby increasing the possibility of Dutch Bros being held liable for our franchise partners’ employment practices.
Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords or neighboring businesses, suppliers, franchise partners, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.
Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our shops, including actions seeking damages resulting from food-borne illness or accidents in our shops. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The beverage and restaurant industry has also been subject to a growing number of claims that their menus and actions have led to the obesity of certain of their customers.
Occasionally, we and our franchise partners are involved in disputes with neighbors, government officials and landlords over the lines of cars attempting to visit our shops. These disputes have led to the loss or changing of locations, changes to hours and operations and costly litigation. If we are unable to reach agreement in future disputes or to alleviate pressure on certain shops by building additional shops or making operational changes, we may be required to close locations or alter operations at some locations. Lost sales and royalty payments caused by such closures or alterations, plus increased expenses from litigation, would harm our business.
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could harm our business.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition and results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the beverage industry in general.
Risks Related to Our Organizational Structure
Dutch Bros Inc. is a holding company, and its only material asset is its interest in Dutch Bros OpCo. Accordingly, Dutch Bros Inc. is dependent upon distributions from Dutch Bros OpCo to pay its taxes and expenses (including payments under the Tax Receivable Agreements) and to pay dividends.
Dutch Bros Inc. is a holding company, and has no material assets other than its ownership of OpCo Units. Dutch Bros Inc. has no independent means of generating revenue or cash flow, and its ability to pay taxes, operating expenses and dividends in the future, if any, will be dependent upon the financial results and cash flows of Dutch Bros OpCo and its subsidiaries and distributions received from Dutch Bros OpCo. There can be no assurance that Dutch Bros OpCo and its subsidiaries will generate sufficient cash flow to make such distributions, or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
We anticipate that Dutch Bros OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Class A common units. Accordingly, Dutch Bros Inc. will incur income taxes on its allocable share of any net taxable income of Dutch Bros OpCo and will also incur expenses related to its operations, including payments under the Tax Receivable Agreements entered into in connection with the IPO, which we expect could be significant. Furthermore, Dutch Bros Inc.’s allocable share of Dutch Bros OpCo’s net taxable income will increase over time as the Continuing Members redeem or exchange their Class A common units for shares of Class A common stock or cash.

We intend, through Dutch Bros Inc.’s role as managing member, to cause Dutch Bros OpCo to make cash distributions to the holders of Class A common units, including Dutch Bros Inc., in an amount sufficient to (i) fund each holder’s tax obligations in respect of allocations of taxable income from Dutch Bros OpCo and (ii) cover Dutch Bros Inc.’s operating expenses, including payments under the Tax Receivable Agreements. However, Dutch Bros OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Dutch Bros OpCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Dutch Bros OpCo insolvent. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Dutch Bros OpCo could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.
If Dutch Bros Inc. does not have sufficient funds to pay taxes or other liabilities or to fund its operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that Dutch Bros Inc. is unable to make payments under the Tax Receivable Agreements for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreements and therefore accelerate payments due under the Tax Receivable Agreements. In addition, if Dutch Bros OpCo does not have sufficient funds to make distributions, Dutch Bros Inc.’s ability to declare and pay cash dividends will also be restricted or impaired.
Dutch Bros OpCo may make distributions of cash to Dutch Bros Inc. in excess of the amounts used by Dutch Bros Inc. to make distributions to its stockholders and pay its expenses (including taxes and payments under the Tax Receivable Agreements). To the extent Dutch Bros Inc. does not distribute such excess cash as dividends on Class A and Class D common stock, the Continuing Members would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon a redemption or exchange of their Class A common units.
Distributions from Dutch Bros OpCo may in certain periods exceed Dutch Bros Inc.’s liabilities, including tax liabilities, obligations to make payments under the Tax Receivable Agreements, and other expenses. Dutch Bros Inc.’s board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on its Class A common stock and Class D common stock. Dutch Bros Inc. will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders.
No adjustments to the exchange ratio of Class A common units for shares of Class A common stock will be made as a result of either (i) any cash distribution by Dutch Bros Inc. or (ii) any cash that Dutch Bros Inc. retains and does not distribute to its stockholders. To the extent Dutch Bros Inc. does not distribute such cash as dividends on Class A and Class D common stock and instead, for example, holds such cash balances, buys additional Class A common units or lends such cash to Dutch Bros OpCo, this may result in shares of Class A common stock increasing in value relative to the Class A common units. The holders of Class A common units may benefit from any value attributable to such cash balances if they receive shares of Class A common stock on redemption or exchange of their Class A common units or if Dutch Bros Inc. acquires additional Class A common units (whether from Dutch Bros OpCo or from holders of Class A common units) at a price based on the market price of our Class A common stock at the time.
The Tax Receivable Agreements with the Continuing Members and Pre-IPO Blocker Holders require Dutch Bros Inc. to make cash payments to them in respect of certain tax benefits to which it may become entitled, and such payments may be substantial.

In connection with the IPO, Dutch Bros Inc. entered into two Tax Receivable Agreements. It entered into (i) the Exchange Tax Receivable Agreement with the Continuing Members and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to such Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros OpCo and its subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Code as a result of Dutch Bros Inc.’s acquisition of Class A common units from Dutch Bros OpCo and PI Unit holders in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Class A common units acquired by Dutch Bros Inc. in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
In each case, these increases in Dutch Bros Inc.’s allocable share of existing tax basis, the tax basis adjustments generated over time, and the application of Section 704(c) of the Code, may increase (for tax purposes) depreciation and amortization deductions allocated to Dutch Bros Inc. and, therefore, may reduce the amount of tax that Dutch Bros Inc. would otherwise be required to pay in the future. Actual tax benefits realized by Dutch Bros Inc. may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the Tax Receivable Agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreements are an obligation of Dutch Bros Inc., but not of Dutch Bros OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, the application of Section 704(c) of the Code, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of redemptions and exchanges, the price of shares of our Class A common stock at the time of redemptions and exchanges, the extent to which such redemptions and exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Dutch Bros OpCo and our possible utilization of tax attributes, including existing tax basis attributable to Class A common units acquired in connection with the IPO, the payments that Dutch Bros Inc. may make under the Tax Receivable Agreements may be substantial. The payments under the Tax Receivable Agreements are not conditioned upon continued ownership of Dutch Bros Inc. by the exchanging holders of Class A common units or the Pre-IPO Blocker Holders.
Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. The Continuing Members and Pre-IPO Blocker Holders will not reimburse Dutch Bros Inc. for any payments previously made under the Tax Receivable Agreements if such basis increases or other tax benefits are subsequently disallowed, except that any excess payments made by Dutch Bros Inc. to the Continuing Members and Pre-IPO Blocker Holders will be netted against future payments that it might otherwise be required to make to them under the applicable Tax Receivable Agreements. However, a challenge to any tax benefits initially claimed may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that Dutch Bros Inc. might otherwise be required to make under the terms of the Tax Receivable Agreements and, as a result, there might not be sufficient future cash payments against which the prior payments can be fully netted. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, in certain circumstances Dutch Bros Inc. may make payments to the Continuing Members and Pre-IPO Blocker Holders under the Tax Receivable Agreements in excess of its actual cash tax savings. Therefore, payments could be made under the Tax Receivable Agreements in excess of the tax savings that we realize in respect of the tax attributes with respect to the Continuing Members and Pre-IPO Blocker Holders that are the subject of the Tax Receivable Agreements.
In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits Dutch Bros Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreements.
Dutch Bros Inc.’s payment obligations under the Tax Receivable Agreements may be accelerated in the event of certain changes of control or certain material breaches of material obligations and will be accelerated in the event it elects to terminate the Tax Receivable Agreements early. The accelerated payments will relate to all relevant tax attributes that may subsequently be available to Dutch Bros Inc. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR, or its successor rate, plus 100 “basis points”) of all future payments that the Continuing Members and Pre-IPO Blocker Holders would have been entitled to receive under the Tax Receivable Agreements, and such accelerated payments and any other future payments under the Tax Receivable Agreements will utilize certain valuation assumptions, including that Dutch Bros Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreements and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreements on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control.
Accordingly, it is possible that the actual cash tax benefits realized by Dutch Bros Inc. may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreements may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreements exceed the actual cash tax benefits that Dutch Bros Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreements and/or payments to us from Dutch Bros OpCo are not sufficient to permit Dutch Bros Inc. to make payments under the Tax Receivable Agreements after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreements to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
The acceleration of payments under the Tax Receivable Agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

The Tax Receivable Agreements provide that upon certain mergers, asset sales or other forms of business combination or certain other changes of control, Dutch Bros Inc.’s (or its successor’s) obligations with respect to the Tax Receivable Agreements would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreements. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreements. Dutch Bros Inc.’s accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreements in the case of a change of control may impair our ability to consummate a change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Dutch Bros OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
As the sole managing member of Dutch Bros OpCo, we control and operate Dutch Bros OpCo. On that basis, we believe that our interest in Dutch Bros OpCo is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Dutch Bros OpCo or if Dutch Bros OpCo itself becomes an investment company, our interest in Dutch Bros OpCo, as applicable, could be deemed an “investment security” for purposes of the 1940 Act.
We and Dutch Bros OpCo intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Ownership of Our Class A Common Stock
Additional stock issuances (including pursuant to the redemption of Class A common units from our Continuing Members) could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments or otherwise (including pursuant to the redemption of Class A common units from our Continuing Members). Additional issuances of our stock will result in dilution to existing holders of our stock. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

In particular, following the issuance of shares of Class A common stock in connection with the redemption of Class A common units from our Continuing Members and the related cancellation of shares of our Class B common stock or Class C common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock.
An active trading market for our Class A common stock may never develop or be sustained, and the trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
We only recently completed our IPO, so there is a limited history regarding the public market and trading of our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market on that exchange or otherwise or how liquid that market might become. An active public market for our Class A common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at a price at or above the price per share of the IPO or at a price that is attractive to you or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of Class A common stock as consideration. Likewise, the price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of competitors’ stocks;
•changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, including the Continuing Members;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed or significantly exceed securities analyst expectations, particularly in light of the significant portion of our revenue derived from a limited number of customers;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•actual or perceived privacy or data security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, franchises or other assets by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general political and economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
The multi-class structure of our common stock has the effect of concentrating voting control with Continuing Members, limiting your ability to influence corporate matters.
Each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote generally. Our shares of Class B common stock have no economic rights but each share will entitle its holder to ten votes (or such lower number as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding shares of common stock, and thereafter, one vote per share on all matters on which stockholders are entitled to vote generally. All of our Class B common stock are held by certain Continuing Members affiliated with our Co-Founder. Our shares of Class C common stock and Class D common stock entitle its holder to three votes for each share (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Our shares of Class C common stock have no economic rights but Class D common stock have the same economic rights as shares of Class A common stock. All of our Class C common stock are held by certain Continuing Members affiliated with our Sponsor and all our Class D common stock are held by the Pre-IPO Blocker Holders.
The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock, Class C common stock and Class D common stock to have value. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, and the three-to-one voting ratio between our Class C common stock and Class D common stock, on the one hand, and our Class A common stock on the other hand, the holders of our Class B common stock, Class C common stock and Class D common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders so long as they collectively represent at least a majority of the total voting power. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future.
As a newly public company utilizing a multi-class capital structure, FTSE Russell and Standard & Poor’s will not include our stock in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017,

MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our Class A common stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
Our Co-Founder and Sponsor have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
Our Co-Founder beneficially owns approximately 74.0% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 22.1% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitling the holder to one vote, each share of Class B common stock entitling the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of our aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitling the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
In addition, our amended and restated certificate of incorporation provides that the holders of Class C common stock, which our Sponsor and its affiliates hold all of, are entitled to elect up to two members of our board of directors, voting as a separate class. The Stockholders Agreement similarly provides that we will agree to nominate to our board of directors individuals designated by our Sponsor, which will retain the right to designate up to two members of the board of directors for so long as the holders of shares of Class C common stock are entitled to elect one or more members to the board of directors pursuant to our amended and restated certificate of incorporation. Our Sponsor may therefore have influence over management and substantial control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. It is possible that our Co-Founder’s and our Sponsor’s interests may not align with the interests of our other stockholders.
Our Co-Founder and Sponsor own approximately 71.3% of the Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements entered into in connection with the IPO, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain affiliates of our Co-Founder beneficially own approximately 74.0% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
•a board that is composed of a majority of “independent directors,” as defined under the New York Stock Exchange rules;
•a compensation committee that is composed entirely of independent directors; and
•director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.
We intend to continue to utilize these exemptions until we are no longer eligible for them. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the New York Stock Exchange.
Certain of our directors have relationships with our Sponsor, which may cause conflicts of interest with respect to our business.
Two of our directors are affiliated with our Sponsor. Our Sponsor-affiliated directors have fiduciary duties to us and, in addition, have duties to our Sponsor. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and our Sponsor, whose interests may be adverse to ours in some circumstances.
Additionally, our amended and restated certificate of incorporation provides that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, business opportunities that are from time to time available to Sponsor and of its officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries and each such party shall not have any obligation to offer us those opportunities unless presented to one of our directors or officers in his or her capacity as a director or officer.
We cannot predict the impact our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of the IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, as mentioned above certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under the announced policies, our multi-class capital structure makes us ineligible for inclusion in many indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Future sales of shares of our Class A or Class D common stock cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A or Class D common stock (after converting to Class A common stock) in the public market, or the perception that these redemptions, exchanges or sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price per share of the IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares.
Subject to the terms of the Third Dutch Bros OpCo Agreement, an aggregate of 113,705,346 Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 15,441,243 shares of Class D common stock may be converted into shares of our Class A common stock. Any shares we issue upon redemption or exchange of Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. We, our executive officers, our directors, the holders of all our Class D common stock, and the holders of substantially all our outstanding OpCo Units have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our Class A common stock (including shares issued upon redemption or exchange of Class A common units or upon conversion of shares of Class D common stock, as applicable) or securities convertible into or exchangeable for shares of our Class A common stock, including our Class B, Class C and Class D common stock, for the lock-up period following the date of our IPO, except with certain underwriters’ prior written consent.
Upon the expiration of the lock-up agreements described above, all such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144.
Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.
The trading market for our Class A common stock relies in part on the research and reports that equity research analysts publish about us or our business. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. We do not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
As a newly public company, we incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company listed in the United States, we will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the New York Stock Exchange, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives and, as a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. As we hire more employees to aid us in compliance with these requirements, our costs and expenses may increase.
Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we are implementing new internal controls and procedures and hiring accounting or internal audit staff, which will require us to incur additional expenses and harm our results of operations.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.
We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our Class A common stock could be less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we are permitted by SEC rules and plan to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Class A common stock less attractive because we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
General Risks
Our quarterly results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our quarterly results of operations, including the levels of our revenue, deferred revenue, working capital, and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•changes in consumer tastes and nutritional and dietary trends;
•successful identification and acquisition of appropriate sites and timely develop and expand our number of profitable shops;
•protection of our brand and reputation;
•dependence on a small number of suppliers, including for roasting;
•expectations regarding our future operating and financial performance;
•the size of our addressable markets, market share, and market trends;
•effective management and continued growth of our workforce and operations;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•generation of projected same shop sales growth;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•dependence on long-term non-cancelable leases;
•our employees and the status of our workers;
•our inability to maintain good relationships with our franchising partners;
•the effects of seasonal trends on our results of operations;
•our vulnerability to global financial market conditions, including the continuing effects from the recent recession;
•adverse weather conditions in local or regional areas where our shops are located; and
•our realization of any benefit from the Tax Receivable Agreements and our organizational structure.
Any one or more of the factors above may result in significant fluctuations in our results of operations, which may negatively impact the trading price of our Class A common stock. You should not rely on our past results as an indicator of our future performance.
Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of September 30, 2021, we had $35.0 million in revolving loans. Although we used a portion of the proceeds from the IPO to pay down part of our loans, we will continue to have a significant amount of indebtedness. In addition, subject to certain restrictions under the Credit Agreement we entered into in May 2021 with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto (referred to as the “Senior Secured Credit Facility”), we may incur additional debt.
Our substantial debt could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;

•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other general corporate purposes;
•we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and
•our ability to borrow additional funds or to refinance debt may be limited.
Furthermore, all of our debt under our Senior Secured Credit Facility bears interest at variable rates. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and to finance our future operations or capital needs or to engage in other business activities.
In May 2021, we entered into the Senior Secured Credit Facility, which restricts us from engaging in specified types of transactions. These covenants restrict our ability, among other things, to:
•incur additional debt;
•grant liens on assets;
•sell or dispose of assets;
•merge with or acquire other companies, or make other investments;
•liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; or
•pay dividends or make other distribution
In addition, our Senior Secured Credit Facility contains financial covenants that require us not to exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them.
A breach of any of the covenants in the Senior Secured Credit Facility could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, results of operations and financial condition. In the event of such event of default under our Senior Secured Credit Facility, the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing our Senior Secured Credit Facility or any applicable law. Our obligations under the Senior Secured Credit Facility are guaranteed by our subsidiaries and secured by substantially all of our and such subsidiary guarantors’ assets.

If we were unable to repay or otherwise refinance these loans when due, the applicable lenders could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our loans, we and our subsidiaries may not have sufficient assets to repay such indebtedness. Any acceleration of amounts due under our Senior Secured Credit Facility or the exercise by the applicable lenders of their rights and remedies would likely have a material adverse effect on our business.
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy.
Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in such event, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remedy our material weakness, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2019 and 2020, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions we undertake. Additionally, there were insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate this material weakness. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. As such, we continued to have a material weakness in our control over financial reporting as of December 31, 2020.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
If we fail to remediate our existing material weakness or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.
We may engage in merger and acquisition activities or strategic partnerships, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to grow our business, we have in the past and may in the future make investments or acquisitions in, or enter into strategic partnerships with, other companies, including acquisitions of franchises from our franchise partners. The identification of suitable acquisition or partnership candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions or partnerships on favorable terms, if at all. These acquisitions or partnerships may not ultimately strengthen our competitive position or achieve the intended goals of such acquisition or partnership, and any acquisitions or partnerships we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition or partnership. In addition, if we fail to successfully integrate such acquisitions, assets, technologies or personnel associated with such acquisitions or partnerships into our company, the business and results of operations of the combined company would be adversely affected.
These transactions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition or partnership transaction, including accounting charges. We may have to pay cash for any such acquisition or partnership which would limit other potential uses for our cash. If we incur debt to fund any such acquisition or partnership, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions or partnerships, existing stockholders’ ownership would be diluted.
We may need additional capital, and we cannot be sure that additional financing will be available.
Historically, we have financed our operations and capital expenditures primarily through sales of Dutch Bros OpCo Units that are convertible into our capital stock. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time);
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time, including any right, obligation or remedy thereunder);
•any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers or other employees governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Additionally, our amended and restated certificate of incorporation provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders.
Our charter documents will also contain other provisions that could have an anti-takeover effect, such as:
•permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•providing that directors may only be removed pursuant to the provisions of Section 141(k) of the Delaware General Corporation Law;
•prohibiting cumulative voting for directors;
•the ability of the holders of our Class C common stock, voting as a separate class, to elect up to two directors, subject to the limitations set forth in our amended and restated certificate;
•requiring super-majority voting to amend some provisions in our amended and restated bylaws;
•authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminating the ability of stockholders to call special meetings of stockholders; and
•our multi-class common stock structure as described above.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation or our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our ability to pay dividends on our Class A common stock and our Class D common stock is currently limited by the covenants of our Senior Secured Credit Facility and may be further restricted by the terms of any future debt or preferred securities.

Holders of our Class B common stock and Class C common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution or winding up of Dutch Bros Inc., with respect to their Class B common stock or Class C common stock. Accordingly, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Catastrophic events may disrupt our business.
Labor discord or disruption, geopolitical events, social unrest, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In connection with the Reorganization Transactions and our IPO we made the following issuances of unregistered securities on September 14, 2021:
(a) the outstanding approximately 142.5 million Common Units (as defined in Note 1 to the Condensed Consolidated Financial Statements, unaudited) were converted into Class A common units paired with an equal number of either Class B voting units or Class C voting units and issued to Continuing Members and the approximately 9.8 million outstanding PI Units (as defined in Note 1 to the Condensed Consolidated Financial Statements, unaudited) were converted into Class A common units and issued to such holders of PI Units immediately prior to the conversion;
(b) we issued approximately (x) 71.4 million shares of Class B common stock to certain Continuing Members affiliated with our Co-Founder in exchange for their contribution of same number of Class B voting units, (y) approximately 71.1 million shares of Class C common stock to certain Continuing Members affiliated with our Sponsor in exchange for their contribution the same number of Class C voting units, and (z) approximately 17.0 million shares of Class D common stock to certain Continuing Members affiliated with our Sponsor in exchange for their contribution the same number of Class A common units;
(c) we issued 25,427 shares of Class A common stock to certain Continuing Members affiliated with our Co-Founder in exchange for their contribution of same number of Class A common units and 18,050 to a Continuing Member affiliated with our Sponsor in exchange for its contribution of same number of Class A common units.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Initial Public Offering of Class A Common Stock
On September 14, 2021, our Registration Statement on Form S-1 (File No. 333- 258988) relating to our IPO of common stock was declared effective. The Registration Statement registered the issuance of up to approximately 24.2 million shares, which included approximately 3.2 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $23.00 per share, with an aggregate offering price of approximately $556.8 million.
On September 17, 2021, we issued and sold approximately 24.2 million shares of Class A common stock under the Registration Statement at a public offering price of $23.00 per share, for aggregate gross proceeds of approximately $556.8 million, resulting in net proceeds to us of approximately $520.8 million, after deducting underwriting discounts and commissions of approximately $33.4 million and other offering expenses of approximately $2.6 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentence, our IPO terminated. BofA Securities, J.P. Morgan Securities LLC, Jefferies LLC, Barclays Capital Inc., and Piper Sandler & Co. acted as lead book-running managers for the proposed offering.
We used the net proceeds of the IPO to purchase:
(a) approximately 10.9 million newly-issued Class A common units from Dutch Bros OpCo for approximately $234.4 million;
(b) approximately 11.7 million Class A common units from the Continuing Members for approximately $253.3 million; and
(c) approximately 1.6 million shares Class D common stock from certain Continuing Members affiliated with our Sponsor the Pre-IPO Blocker Holders for approximately $34.4 million.
No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments from our net proceeds in connection with the Reorganization Transactions, the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors.
There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Registrant, as amended, as currently in effect.	8-K	001-40798	3.1	September 17, 2021

3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021

4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021

10.1	Third Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated September 14, 2021.	8-K	001-40798	10.1	September 17, 2021

10.2	Tax Receivable Agreement (Reorganization), dated September 14, 2021.	8-K	001-40798	10.2	September 17, 2021

10.3	Tax Receivable Agreement (Exchanges), dated September 14, 2021.	8-K	001-40798	10.3	September 17, 2021

10.4	Registration Rights Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.4	September 17, 2021

10.5	Stockholders Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.5	September 17, 2021

10.6	Form of Director and Officer Indemnification Agreement.	S-1	333-258988	10.2	August 20, 2021

10.7	2021 Equity Incentive Plan.	S-1/A	333-258988	10.7	September 7, 2021

10.8	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.8	September 7, 2021

10.9	Form of RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.9	September 7, 2021

10.10	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.10	September 7, 2021

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
_______________________
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

November 12, 2021	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer and President
(Principal Executive Officer)

November 12, 2021	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)