Form 10-K
period 2021-12-31
Dutch Bros Inc.
filed 2022-03-11
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40798
______________________________
DUTCH BROS INC.
(Exact name of registrant as specified in its charter)
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common equity.
As of March 7, 2022, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	34,555,822
Class B common stock	64,699,136
Class C common stock	49,006,210
Class D common stock	15,441,243
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Dutch Bros Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

DUTCH BROS INC.
ANNUAL REPORT ON FORM 10-K

GLOSSARY

As used in this Annual Report on Form 10-K (this Form 10-K), the terms identified below have the meanings specified below unless otherwise noted or the context requires otherwise. References in this Form 10-K to “Dutch Bros,” the “Company,” “we,” “us” and “our” refer to Dutch Bros Inc. and its consolidated subsidiaries unless the context indicates otherwise.
•AUV refers to the average unit volume.
•CDC refers to the Centers for Disease Control and Prevention.
•Co-Founder refers to Travis Boersma and affiliated entities over which he maintains voting control.
•Continuing Members refers to the Co-Founder and the Sponsor.
•Dutch Bros OpCo refers to Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
•Dutch Bros PubCo refers to Dutch Bros Inc., a Delaware corporation, in which its Class A common stock are publicly traded on the New York Stock Exchange under the symbol “BROS”.
•Dutch Bros Tax Group has the meaning set forth in NOTE 10 — Tax Receivable Agreements to the Consolidated Financial Statements.
•IPO refers to our initial public offering.
•OpCo Units refers to Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
•Pre-IPO Blocker Holders refers to TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
•QSR refers to Quick Service Restaurant.
•Reorganization Transactions has the meaning set forth in NOTE 1 — Organization and Nature of Operations to the Consolidated Financial Statements.
•Sponsor refers to TSG Consumer Partners, L.P. and certain of its affiliates.
•Tax Receivable Agreements, TRAs, Exchange Tax Receivable Agreement and Reorganization Tax Receivable Agreement shall each have the meaning set forth in NOTE 10 — Tax Receivable Agreements to the Consolidated Financial Statements.
•Western United States refers to the collection of states including Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.

Dutch Bros, our Windmill logo (), Dutch Bros Blue Rebel and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-K | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including the impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, COVID-19, taxes and tax rate and our expectations regarding the opening of the number of new shops, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from expectations. These factors include, but are not limited to, those listed under “Item 1A. Risk Factors” of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission.
You should read the consolidated financial statements and the related notes in this Form 10-K together with our analysis and discussion of our consolidated financial condition and results of operations and other financial information included elsewhere in this Form 10-K.
Website Disclosure
We use our website as a distribution channel of material company information. Financial and other important information regarding our company is routinely posted on and accessible through our website at https://investors.dutchbros.com. In addition, you may automatically receive email alerts and other information about our company when you subscribe your email address by visiting the “Investor Email Alerts” section of our investor relations page at https://investors.dutchbros.com/resources. The information on our website is not incorporated herein or otherwise a part of this Form 10-K.

Dutch Bros Inc.| Form 10-K | 2

PART I

ITEM 1. BUSINESS
Dutch Bros Inc. is a Delaware corporation, formed on June 4, 2021 for the purpose of facilitating our IPO in September 2021 in order to carry on the Company’s business. Dutch Bros Inc. Class A common stock trades on the New York Stock Exchange under the symbol “BROS”.
OUR COMPANY
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the foodservice and restaurant industry in the United States by location count. In the past 6 years, we have increased our shop count from 254 shops in seven states at the end of 2015 to 538 shops in 12 states as of December 31, 2021, of which 271 were company-operated shops and 267 franchise shops. Our shops are located in Arizona, California, Colorado, Idaho, Kansas, Nevada, New Mexico, Oklahoma, Oregon, Texas, Utah, and Washington.
While our espresso-based beverages are still at the core of what we do, Dutch Bros now offers a wide variety of unique, customizable cold and hot beverages that strive to delight a broad array of customers. Dutch Bros is more than just the products we serve—we are dedicated to making differences in the lives of our employees, customers and communities. The combination of hand-crafted and high-quality beverages, our unique drive-thru experience and our community-driven, people-first culture has allowed us to successfully open new shops and continue to share the “Dutch Luv.”
In 2021, our company-operated shops generated gross margin of 21.1% and contribution margin, a non-GAAP financial measure, of 25.1%1. These highly attractive financial returns generated by our existing and new shops, coupled with our desire to develop our people and culture, have led us to focus primarily on company-operated shops as we accelerate our new shop development, all while our current franchise partners continue to open new shops in their existing markets.
Dutch Bros Inc.| Form 10-K | 3

The Dutch Bros Experience
Dutch Bros is entirely focused on delivering on its core values of QUALITY, SPEED and SERVICE in every interaction we have. Every visit to Dutch Bros should feel like a celebration. Broistas are genuinely excited to serve our customers and interested in how they can make their day better. Runners greet our customers before they get to the drive-thru window to personalize every order and, when needed, explain our menu. They use tablets to take orders, allowing broistas to sequence the crafting of beverages and manage car throughput in the drive-thru lane, ensuring that QUALITY, SPEED and SERVICE remain consistent throughout the day. This Dutch Bros experience has built our strong base of recurring, loyal customers and contributed to our sustained growth.
Our Broistas
Our people are the key to our success, and broistas are the face of Dutch Bros. We embrace a customer-first attitude and use every interaction during the drive-thru experience to connect with our customers. To achieve this experience, we and our franchise partners are committed to attracting and retaining broistas who are passionate about delivering an experience that exceeds our customers’ expectations each and every day. Our broistas are trained and provided with support to enable them to remember our regular customers by name, recall their usual order, have treats ready for four-legged members of the family and know when to offer a complimentary drink to someone having a tough day. Broistas serve our beverages to our customers with a smile, an encouraging word, or a high-five.
Our Menu
Our hand-crafted beverage-focused lineup features hot and cold espresso-based beverages, cold brew coffee products, our proprietary Dutch Bros. Blue Rebel energy drinks, tea, lemonade, smoothies and other beverages curated from the Dutch Bros “secret” menu where customers can customize their beverages, such as adding “soft-top,” a sweet, creamy whipped topping, to almost any order. Our Private Reserve coffee is a 100% Arabica three bean blend sourced through our in-house coffee roasting facility and extracted using the finest La Marzocco machines to deliver shots of smooth, full-bodied espresso. The variety, innovation and customization of our menu drives broad demographic appeal and balance throughout the day and across all geographies.

Iced Tiger’s Blood Lemonade	Birthday Cake Frost	Blended Aftershock Rebel	Golden Eagle Freeze
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-K | 4

Hot Annihilator	Iced Caramelizer	Iced Electric Berry Rebel
Our Shops
Our business model is built around highly efficient drive-thru shops, which place a premium on customer convenience without sacrificing the personal experience. Our new shops are typically 865 to 950 square feet, and we target lots that are at least 25,000 square feet to handle substantial car volume throughout the day. All our shops deploy either a single or double drive-thru window with multiple feeder lanes for traffic flow. Most of our shops also have walk-up ordering windows, party patios and escape lanes to prevent unnecessary congestion. In 2021, our company-operated shops generated AUVs of approximately $1.8 million with strong shop-level gross margin of 21.1% and contribution margin, a non-GAAP financial measure, of 25.1%1.
Our Growth
Our Long-Term Franchise Partners
Historically, Dutch Bros used a franchising strategy alongside company-operated shop development to drive growth in select markets. Over time, as we decided to grow more from within, we only offered franchise partnership opportunities to the highest-quality employees within our network. In 2008, we stopped selling franchises to people that did not come from within our system. In 2017, we decided to stop franchising altogether and moved to a company-operated strategy with all operators recruited from within our system. While we maintain great relationships with our existing franchise partners and they continue to open new shops as they look to infill their high-demand markets, the majority of our growth is expected to continue to come from company-operated shops.
A People-First Culture
We believe that our success is correlated with employee engagement, which is dependent on hiring, retaining, developing, and motivating employees. We plan all our new shop growth around existing, high-performing Dutch Bros broistas ready to assume leadership roles and eventually become shop managers and then operators. We believe this ensures a consistent experience and extends our culture in all our shops and markets. In 2021, we successfully entered Texas, Oklahoma and Kansas by promoting leaders from within.
Simplify Operations and Grow the Business
Over the last several years, we executed critical, infrastructure-building corporate investments to position us for future growth, including: our loyalty app, ERP and HRIS tools, an enterprise-based point of sale tool for all shops in the system, expansion of capacity in our Grants Pass, Oregon roasting facility and the addition of industry experts to our leadership team. We made these foundational investments in our organizational infrastructure and employees to support future new shop growth.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-K | 5

Our brand experience and deliberate approach to advancement from within has enabled strong and consistent growth and financial performance:
•Systemwide shops grew from 370 in 7 states at the end of 2019 to 538 in 12 states as of the end of 2021. This represents a 20.6% compound annual growth rate (CAGR).
•Company-operated shops grew from 90 at the beginning of 2019 to 271 as of the end of 2021, surpassing the number of franchise shops.
•Revenue grew from $238.4 million in 2019 to $497.9 million in 2021, representing a CAGR of 44.5%.
•Net income decreased from $28.4 million in 2019 to a net loss of $120.0 million in 2021 as a result of the recognition of $157.7 million in non-cash expenses related to the grant and vesting of stock awards, restricted stock awards and restricted stock units in Dutch Bros PubCo and/or profit interest units in Dutch Bros OpCo to certain eligible employees, for more details please see NOTE 12 — Equity and Stock-Based Compensation in Part II, Item 8.
•Adjusted EBITDA, a non-GAAP financial measure, grew from $48.7 million in 2019 to $82.1 million in 20211.

Growth Summary (CAGRs)		Growth Summary (CAGRs)
Company-operated	51.5%	Company-operated	63.2%
Total	20.6%	Total	44.5%
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-K | 6

OUR GROWTH STRATEGIES TO SHARE THE “DUTCH LUV”
Dutch Bros is in the early stages of its growth story. We will expand our business to positively impact our communities through the following growth strategies:

Continue to Attract and Develop Great People, Who are our Growth Capital
•Robust internal training and career advancement programs, which provide a high-quality talent pool of candidates striving for larger roles within our company.
•New hires in all shops participate in a 12-day training program and shadow our experienced broistas before qualification as a broista. In addition, broistas in new shops receive training from experienced traveling leaders before permanently taking over the shop.
•Our people systems are designed to maintain the Dutch Bros culture as we scale, enabling us to continue making a positive impact in new communities and providing career development opportunities for employees.

Open New Shops Wherever People Want Great Beverages
•Long-term potential for at least 4,000 Dutch Bros locations in the United States.1 We have a strong new shop pipeline of sites identified, which exceeds our planned company-operated shops to be opened in 2022 and 2023.
•Build scale within our existing footprint by proactively opening new shops in our existing markets to reach new customers and alleviate capacity constraints at nearby shops to provide the best customer experience.
•Enter and scale new markets with comprehensive market and development plans for not only the initial new shop, but also future shops in the new market.

Increase Brand Awareness and Encourage Deeper Customer Engagement
•One of the strongest drivers of Dutch Bros brand awareness is word-of-mouth advocacy from our customers. Our commitment to our people encourages them to become enthusiastic brand ambassadors, and we believe that their visible love for the brand is infectious.
•Our digital presence enables us to serve customers unique beverage-focused content, information related to our social impact initiatives and new ways to engage with Dutch Bros. As a people-focused company, we believe our Dutch Rewards program provides an opportunity to connect with customers, learn more about them and enhance our relationships with them.
•We intend to enhance our digital and social media footprint to allow our passionate customers and crews to engage with Dutch Bros across multiple channels by sharing experiences with friends and family. To further support our customer engagement, we plan to continue building deep connections within the communities we serve.
_________________
1    Internal analysis conducted by Dutch Bros, along with third-party analysis by Quantitative Analysis.
Dutch Bros Inc.| Form 10-K | 7

Invest in and Use Digital Technology to Improve the Customer Experience
•At our core, we are in the people business and believe the purpose of technology should be to remove friction in our customer interactions, thereby providing opportunities to create deeper connections and a better service experience.
•Improve speed and efficiency by investing and integrating technology to continue delivering the best Dutch Bros experience to our growing number of customers.
•Menu innovation based on customer insights utilizing customer data to refine our menu and “secret” menu offerings to further drive new business, increase guest spends, and encourage more frequent visits from new and legacy customers.

Expand Margins Through Operating Leverage
•Procurement system set up for adaptability and scalability allows for flexibility of our input costs.
•Flexibility to increase production of our coffee and beverages through our Grants Pass, Oregon facilities and strong relationships with several co-manufacturers, along with plans for an additional roasting facility allow for us to support our expansion strategy and long-term supply chain requirements.
•We expect the relative rate of our corporate costs to allow our operating margins to be enhanced going forward, as we anticipate our selling, general and administrative costs to grow at a slower rate than our shop base and revenue.
Operations
Sourcing and Supply Chain
We roast our own proprietary blend of 100% Arabica coffee. We partner with third-party importers and exporters to purchase and import our green coffee beans. Through this relationship, we source high-quality coffee beans from across Central and South America. We typically purchase coffee contracts 18-24 months in advance of when we take physical delivery of the beans, allowing us to lock in pricing and to manage our input costs. This practice also allows us to be a good partner to our coffee producers, providing security of future business.
We currently roast all of our coffee in our roasting facility in Grants Pass, Oregon. We roast our coffee bean varietals to specific profiles designed to highlight each of the coffee bean’s unique flavors and aromas. After the coffee beans are roasted, we blend them to create our signature Private Reserve espresso. We package and ship our Private Reserve, Decaf and White Coffee espresso blends to six distribution centers that supply all our company-operated and franchised locations.
We have taken several steps to increase our diversity of supply and reduce transportation costs as we expand company-operated shops eastward within the United States. We are finalizing the economics of our plan to build a second roasting facility in the Midwest United States. We anticipate the new roasting facility will be operational in 2023, and will cost approximately $15 million - $20 million.
We designed our supply chain to be flexible in order to respond efficiently to changes in the market. On average, we typically have approximately four months of green coffee bean inventory stored at our two ports of entry in the United States or at our roasting plant in Grants Pass, Oregon. In the event of a supply disruption in any one of our production origins, we have identified alternate coffee beans with substantially similar flavor profiles that can be sourced and incorporated to produce our blend.
We also manufacture our own proprietary Dutch Bros. Blue Rebel Energy Drink via a co-bottling and co-packaging relationships.
Dutch Bros Inc.| Form 10-K | 8

Quality and Safety
We and our franchise partners maintain a safe, healthy environment at each shop through the careful training and supervision of personnel and by following rigorous quality standards. Our Quality Assurance team informs, monitors, and reports on standards for preparation and cleaning, as well as inspects every shop in the system on a quarterly basis.
Our commitment to beverage and food safety is strengthened through the direct relationship between our supply chain, culinary, and quality assurance teams. We review all our supply partners’ decisions regarding ingredients, and we reserve the right to conduct spot-checks. We examine each suppliers’ safety and quality records and verify insurance coverage. We believe that our established requirement for franchise partners to purchase certain supplies and equipment from approved vendors further enhances safety and quality within our system.
Shop and Corporate Systems
Our franchise and company-operated shops use a computerized point of sale and back-office system, which we believe will support our growth plans and enhance our customer experience. This point-of-sale system is designed to increase order quality and consistency and make it easier for the broista to interact with the customer. This integrated system allows us to manage labor, product mix, throughput, ticket, among others, in real time. We also have made additional investments in our corporate and enterprise wide systems, which we believe prepare us for future growth.
People
Our people are the driving force of our mission and are a fundamental driver of our success. One of the most important relationships we have is with our employees, who are key members of the communities we love and support. We attract and seek out potential broistas by identifying people with a love for life, a natural ability to connect with folks from all walks of life, and most of all, a big smile!
As of December 31, 2021, we and our franchise partners have approximately 19,000 employees, of which 11,000 employees are in our company-operated shops. Of our company-operated shop employees, approximately 71% are female, 27% are male, and 2% gender is not disclosed. The chart below provides the approximate percentage of systemwide employees by shop type and by state location.
_________________
* As of December 31, 2021, we had employees in Tennessee as part of pre-opening activities for our shops that opened in the first quarter of 2022, which are not included in our locations as part of “Properties” section in Part I, Item 2 of this Form 10-K.
Dutch Bros Inc.| Form 10-K | 9

Diversity, Equity, and Inclusion
As a company, we are striving to be a leader in Diversity, Equity, and Inclusion (DEI). Our leadership and policies stand united in our support of employees, customers and communities in the fullness of their identities. We are actively working to develop a holistic DEI program that can be a resource for everyone we serve. The events of the past several years, have offered another reminder of how critically important our efforts have become, and as a result we have taken real, meaningful steps toward advancement of our DEI program including, but not limited, to the following:
•hiring an industry expert to serve as our Director of Diversity, Equity, and Inclusion and developing long term programs;
•offering DEI training to headquarters and field leadership;
•launching employee resource groups at our headquarters for leaders of color and for women leaders; and
•reviewing our policies to make sure they are promoting equity, as well as supporting a diverse and inclusive workplace for everyone.
Health and Safety
During the COVID-19 pandemic, we took quick and decisive action to protect the health and safety of our employees and began following CDC, state, and local health guidelines. As a result, we began requiring employees to wear masks, instituting and enforcing mandatory employee handwashing at set intervals, conducting temperature checks and daily health screenings, and enhancing cleaning protocols. We also quickly pivoted to a cashless and frictionless payment system, eliminated mug refills, transitioned to wrapped straws, and eliminated our paper stamp card loyalty program. In March 2021, based on updated guidance, we returned to accepting cash. In lieu of returning to our paper stamp card loyalty program, we transitioned to our new Dutch Rewards app-based rewards program.
We adjusted staffing models to accommodate social distancing, reduced in-person meetings, transitioned to virtual meetings and took steps to encourage any sick employees to stay home by offering paid catastrophic leave and loosened guidelines for use of sick leave. Additionally, we instituted a temporary “Thank You” pay bonus to our frontline shop workers of $3.00 per hour throughout the COVID-19 pandemic in recognition of our employees’ hard work, sacrifices, and commitment during the pandemic. We phased out the “Thank You” pay bonus in the second quarter of 2021.
Total Rewards
We offer competitive salaries and wages with continual assessment by location of the business environment and labor market. We are continually making enhancements to our total rewards program to attract and retain top talent as part of our expanding growth strategy. We offer a comprehensive suite of benefits to our broistas, shop management, and headquarters support employees, such as:
•company paid medical, dental, vision, and life insurance for all full-time employees
•company paid parental leave of more than eight weeks, after 6 months of employment for shop management and headquarters support employees;
•wellness program to help employees live their best lives;
•access to free drinks and Dutch Bros swag for employees to show off their “Dutch Luv”;
•tuition assistance toward employees’ professional development after one full year of employment;
•up to 16 hours of paid volunteer hours to use when helping out the community, which is available to all employees; and
Dutch Bros Inc.| Form 10-K | 10

•team focused culture with growth and leadership opportunities for career advancement
Training and Development
We commit resources to train and develop our broistas. Our standard training consists of two phases—two days of cultural immersion, history and fundamental knowledge, followed by 10 shifts of on-the-job training. All new broistas read and review our employee handbook and our Manifesto to ensure they have a baseline understanding of our policies, procedures, operations, and an appreciation for our unique culture. After on-the-job training and successfully passing a mandatory quality check on operations, history, and culture with 100% proficiency the new hire is officially qualified to work a shift as a broista. Generally, new broistas must demonstrate proficiency in beverage builds within three weeks of hire.
Our people are the driving force of our mission, and we are committed to inspiring and facilitating their personal and professional growth as they fulfill their dreams and contribute to their communities. We have created our own program to develop and track broistas’ performance as they progress towards their goals. This program is designed to help our people maximize their personal potential, either inside or outside our organization. Our shop managers conduct regular check-ins to help broistas understand where they are on their personal path and within their career at Dutch Bros. Our leadership development model clarifies and outlines growth opportunities at all levels of the organization and furthers our philosophy of hiring and developing leaders from within.
Our development focus allows us to create and maintain a robust pipeline of talent to support our growth. We pride ourselves on our ability to train, retain, and promote across all levels of our organization, and it is our policy to have a homegrown operator base, whether from our company-operated or franchise shops. We believe this arrangement is a unique “win-win-win” situation, where Dutch Bros has access to a larger pool of high-quality qualified potential operators. Because of our decision to have a homegrown operator base, our new shop growth is predicated on developing a healthy pipeline of home-grown talent. We believe we have a sufficient pipeline to sustain our new shop growth for the next several years. As we continue to add additional shops, we expect our people pipeline to continue to grow and provide additional runway for development into the foreseeable future.
Dutch Bros Inc.| Form 10-K | 11

Planet
Part of giving back to our communities is supporting the environment. We are focused on and are preparing to commit to a series of initiatives to ensure our products, processes, and shops are in line with, and are moving toward, environmental best practices, such as reducing our shop water use, diverting waste from landfills, responsibly sourcing our coffees, and procuring renewable energy to offset our energy usage.
Philanthropy
Since our inception, we have been dedicated to giving back to the communities in which we serve, and we consider our brand to be a powerful platform for social impact. Today, we host three company-wide givebacks days each year.
•“Dutch Luv” — every February, we donate $1 from every drink sold to local organizations working to fight food insecurity in our communities.
•“Drink One for Dane” — every May, in honor of our co-founder Dane Boersma, we raise funds for the Muscular Dystrophy Association to find a cause and cure for ALS (Amyotrophic Lateral Sclerosis), or Lou Gehrig’s disease.
•“Buck for Kids” — every September, we dedicate a day to give $1 from every drink sold to nonprofit organizations helping create brighter futures for local kids.
Additionally, our operators and franchise partners are empowered to create their own local, shop-specific giveback programs to build relationships within their communities. Dutch Bros Foundation also contributes annually to causes we care about to ensure love abounds, and donated approximately $3.3 million in 2021 across multiple causes. A culture of philanthropy and giving back to build better communities permeates the entire Dutch Bros organization, energizing both our broistas and customers alike.
Competition
The beverage industry is highly competitive and fragmented, and our shops compete on a variety of factors, including convenience, taste, price, quality, service, and location. We believe our primary competitors include drive-thru coffee shops, specialty coffee shops and drive-thru quick service restaurants. Our competitors range from multi-unit national and regional chains to single-location local shops. Our competitors operate both company-operated, franchised and mixed business models. Because of our proprietary Dutch Bros. Blue Rebel energy beverages, we also compete with companies outside of the beverage industry, such as convenience food shops.
Intellectual Property
We own many registered trademarks and service marks in the United States, the most important of which might be our trademarked Windmill logo which we anticipate achieving the iconic status of other recognized brands in the quick service restaurant market segment. Other important trademarks include our “Dutch Bros.,” “Dutch Bros. Coffee,” and “Dutch Bros. Blue Rebel” word marks and our recognizable Dutch Bros sign logo. We believe the Dutch Bros. name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration and monitor the use of our marks in the United States and challenge any unauthorized use.
Dutch Bros Inc.| Form 10-K | 12

We license the use of our marks to franchise partners, third-party vendors and others through franchise agreements, vendor agreements and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks and impose brand standards requirements. We require licensees to inform us of any potential infringement of the marks.
We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.
Government Regulation and Environmental Matters
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building and zoning regulations, employment regulations and laws and regulations related to our licensed operations. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with these laws and regulations are high, are likely to increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See "Regulatory and Legal Risks" in Item 1A, Risk Factors for more information.
We are not aware of any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.
Seasonality
Our business is subject to seasonal fluctuations in that our system sales are typically nominally higher during the summer months affecting the second and third quarters of our fiscal year.
Information About our Executive Officers
The executive officers of Dutch Bros Inc. as of December 31, 2021, are as follows:

Travis Boersma, 51	Co-Founder and Executive Chairman of the Board
Mr. Boersma is our Co-Founder and has served as our Executive Chairman since August 2021 and as the Executive Chairman of Dutch Bros OpCo since February 2021. Prior to serving as our Executive Chairman, he served as the Chief Executive Officer from February 2019 to February 2021 of Dutch Bros OpCo. Mr. Boersma has led us as Co-Founder since 1992. Mr. Boersma attended Southern Oregon University.

Jonathan “Joth” Ricci, 53	President and Chief Executive Officer
Mr. Ricci has served as our Chief Executive Officer and President and a member of our board of directors since August 2021, the Chief Executive Officer of Dutch Bros OpCo since February 2021 and the President of Dutch Bros OpCo since January 2019. Since January 2020, Mr. Ricci has served as Chairman of the board of directors of Dutch Bros Foundation, our philanthropic arm. From April 2017 to January 2019, he served as President and Chief Executive Officer of Adelsheim Vineyard. From February 2013 to April 2017, Mr. Ricci served as President of Stumptown Coffee Roasters, a coffee company. In addition to his senior management experience, Mr. Ricci has served on various boards of directors in the beverage industry and civic organizations since January 2012. Mr. Ricci received a B.S. in Business Education from Oregon State University.
Dutch Bros Inc.| Form 10-K | 13

Charles Jemley, 58	Chief Financial Officer
Mr. Jemley has served as our Chief Financial Officer since August 2021 and the Chief Financial Officer of Dutch Bros OpCo since January 2020. Since June 2017, Mr. Jemley has served as a member of the board of directors of Four Corners Property Trust Inc., a real estate investment trust (NYSE: FCPT), where he chairs the Audit Committee and serves as a member of the Nominating and Governance Committee. From July 2018 to December 2019, he served as the Chief Financial Officer of CKE Restaurant Holdings, Inc., a quick service restaurant company. From February 2006 to January 2018, Mr. Jemley served in various senior management positions at Starbucks Corporation (Nasdaq: SBUX), most recently as Senior Vice President Finance, Starbucks Reserve & Roastery, Global Digital & Store Development. Mr. Jemley received an M.B.A. from the Michael G. Foster School of Business at the University of Washington and a B.B.A in Accounting from the University of Louisville.

Brian Maxwell, 50	Chief Operating Officer
Mr. Maxwell has served as the Chief Operating Officer of Dutch Bros OpCo since January 2017 and previously served as our Vice President and General Manager from April 2009 to December 2016, Vice President of Growth from January 2004 to March 2009 and Franchise Coordinator from January 1999 to December 2003. Prior to joining Dutch Bros, Mr. Maxwell worked in finance and investment advising. Mr. Maxwell attended Lewis & Clark College.

John Graham, 53	Chief Marketing Officer
Mr. Graham has served as the Chief Marketing Officer of Dutch Bros OpCo since August 2020. From August 2015 to July 2020, Mr. Graham served as the President of Triton Strategy Partners, LLC, a consulting company that he founded. From January 2001 to July 2015, Mr. Graham served in various management and executive management roles in the medical and pharmaceuticals industry. Mr. Graham received an M.B.A. in Marketing and Operations from the Samuel Curtis Johnson Graduate School of Management at Cornell University and a B.A. in Economics from the University of California, San Diego.
Available Information
Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (the SEC), and all amendments to these filings, can be obtained free of charge from our website at https://investors.dutchbros.com/financials/sec-filings/default.aspx or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making investment decisions regarding our Class A common stock.

•Evolving consumer preferences and tastes may adversely affect our business.
Dutch Bros Inc.| Form 10-K | 14

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
Dutch Bros Inc.| Form 10-K | 15

•Our operating results and growth strategies are closely tied to the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
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
Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” our consolidated financial statements and related notes in this Form 10-K, before making an investment decision. If any of the risks and uncertainties described below occur, it could have a material adverse impact on our financial position, results of operations or cash flows, and the trading price of our Class A common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may be come material and adversely affect our business, reputation, financial condition, results of operations or cash flows or the trading price of our Class A common stock.
Risks Related to Our Business
Evolving consumer preferences and tastes may adversely affect our business.
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives) and a reduction in individual car ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as taurine and artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we offer alternatives, including reduced sugar and sugar-free items, an unfavorable report on the health effects of sugar, caffeine or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our beverages. A decrease in customer traffic as a result of these health concerns or negative publicity could significantly reduce the demand for Dutch Bros’ hand-crafted beverages and could harm our business.
Our financial condition and results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control.
Our results of operations will be subject to a number of factors and may vary significantly in the future as they have in the past, many of which are outside of our control, and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our results of operations and key
Dutch Bros Inc.| Form 10-K | 16

metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below. Any one or more of the factors listed below or described elsewhere in this section could harm our business:
•increases in real estate or labor costs in certain markets;
•changes in consumer preferences;
•disruptions in our supply chain;
•changes in governmental rules and approaches to taxation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets, including the price or availability of goods;
•especially in our large markets, labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the recent military conflict between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home; and
•adverse outcomes of litigation.
Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased sales or profits.
We incur costs and expend resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources than we do, which enable them to spend significantly more on marketing, advertising, pricing and other initiatives. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items fail to reach our customers effectively and efficiently, there could be an adverse effect on our sales and profits could decrease.
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
Dutch Bros Inc.| Form 10-K | 17

Additionally, if our competitors begin to evolve their business strategies and adopt aspects of the Dutch Bros business model, such as our drive-thru convenience and digital ordering, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of December 31, 2021, Dutch Bros had 538 shops across 12 states, of which 271 were company-operated and 267 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During 2021, we opened 82 new company-operated shops, and our franchise partners opened 16 new franchise partner operated shops. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-K | 18

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
Dutch Bros Inc.| Form 10-K | 19

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
As we expand, we may not be able to maintain our current average shop sales and our business may be harmed. Although we have specific target operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new Dutch Bros shops we open may not be profitable or achieve operating results similar to those of our existing shops, which could adversely affect our business, financial condition or results of operations.
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
Dutch Bros Inc.| Form 10-K | 20

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
Our success also depends substantially on the contributions and abilities of our broistas on whom we rely to give customers a superior experience and elevate our brand. At Dutch Bros, it’s about having fun and giving customers our special brand of “Dutch Luv,” growing our people, and forming genuine relationships with our customers. Accordingly, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified operators, all of whom come from within our system, and broistas to meet the needs of our existing shops and to staff new shops. Some of our broistas advance to become operators and when they do, their prior positions need to be filled. We aim to hire warm, friendly, motivated, caring, self-aware and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff is high and will likely require us to pay higher wages and provide greater benefits, especially if there is continued improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new shops and could adversely
Dutch Bros Inc.| Form 10-K | 21

impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could harm our business.
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
As of December 31, 2021, approximately 50% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-K | 22

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
Our franchise partners may not be able to secure adequate financing to open or continue operating their Dutch Bros shops. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our franchise partners become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales, and the impact on our profitability could be greater than the percentage decrease in these revenue streams.
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
As of December 31, 2021, our company-operated and franchised shops in the Western United States represent approximately 93% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact.
Dutch Bros Inc.| Form 10-K | 23

Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of the supply of coffee, flavored syrups, dairy, coffee machines and other restaurant equipment or packaging, including any packaging for our for our proprietary products due to the casualty loss of any of our roasting plant, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts, including repercussions of the recent military conflict between Russia and Ukraine, that cause a material disruption in our supply chain could have a negative material impact on our business and our profitability. For example, in 2005, our roasting facility burned and our costs increased as we replaced these operations by purchasing coffee from other roasters and paying for contract roasting to cover for the shortage in our own supply, and in 2021, there were global delays in shipping due in part to the COVID-19 pandemic.
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on our relationship with Portland Bottling Co. to manufacture and bottle these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 28% of our systemwide net sales in 2021. Failures by Portland Bottling Co. or any of our other suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
We have experienced disruptions in our supply chain for certain products including cups, canning supplies, lids, espresso machines and restaurant equipment parts, and certain building materials and supplies. While we have, to this point, been able to find acceptable replacements or substitutes or prepurchase certain materials or items, this may not always be possible, especially if supply chains continue to suffer disruptions for extended periods of time. If we are unable to source critical or proprietary supplies, it will negatively affect or business and profitability. If we are unable to locate sufficient building or construction materials, we may not be able to achieve our stated growth objectives.
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
Dutch Bros Inc.| Form 10-K | 24

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
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations. Increases in the cost of dairy products and other commodities, such as petroleum, which in turn may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could harm our business.
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
Dutch Bros Inc.| Form 10-K | 25

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
We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (Process or Processing) personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process orders, for legal and marketing purposes and to comply with regulatory, legal and tax requirements (Business Functions). These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our mobile application is more widely adopted, and as we continue to expand the features and functionality of our mobile application.
Dutch Bros Inc.| Form 10-K | 26

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
Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our Dutch Bros shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. The COVID-19 pandemic continues to evolve rapidly, and while we continue to monitor it closely, the extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta and Omicron variants in the U.S. and other countries and the potential emergence of other variants that may prove especially contagious or virulent, the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations (including boosters to vaccinations) are made available, the percentage of the population that becomes vaccinated and the effectiveness of the vaccines against Delta, Omicron or other SARS-CoV-2 variants. The COVID-19 has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.
Even though we have been deemed an “essential business” to date during this COVID-19 pandemic and have been allowed to remain in operation, even while some of our competitors were not, there is no guarantee that in the event of a future pandemic or resurgence of the COVID-19 pandemic that we will receive the same designation. Regardless of our status as an essential business during the COVID-19 pandemic, our operations have been and we expect will be disrupted when employees or employees of our franchise partners were suspected of having COVID-19 or other illnesses since this required us or our
Dutch Bros Inc.| Form 10-K | 27

franchise partners to quarantine some or all such employees and close and disinfect our impacted shops. If a significant percentage of our workforce or the workforce of our franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.
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
Dutch Bros Inc.| Form 10-K | 28

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
Dutch Bros Inc.| Form 10-K | 29

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
Dutch Bros Inc.| Form 10-K | 30

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
Our business could be harmed by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits, increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant
Dutch Bros Inc.| Form 10-K | 31

costs. In particular, our broistas are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor costs, the higher prices could result in lower revenue, which may also reduce margins.
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
Dutch Bros continues to be led by our Executive Chairman and Co-Founder, Travis Boersma, who plays an important role in driving our culture, determining the strategy, and executing against that strategy across our company. If Mr. Boersma’s services became unavailable to Dutch Bros for any reason, it may be difficult or impossible for us to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.
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
Dutch Bros Inc.| Form 10-K | 32

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
Generally accepted accounting principles in the United States (GAAP) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Moreover, while we believe that we maintain insurance customary for businesses of our size and type, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could harm our business.
Government regulations and mandates related to COVID-19 prevention or response may have an negative impact on our business and profitability by exacerbating an already challenging labor market, increasing costs for testing and compliance, and causing labor shortages.
Federal regulators and some state governments in states that we do business in have indicated that they will be imposing vaccination and testing mandates for employers. While the exact contours of these rules and regulations are not yet known, if vaccinations are mandated it will negatively impact our ability to recruit and retain sufficient employees to meet our growth goals and operate existing shops in some areas. In addition, if these mandates impose the cost of testing on employers, such as having testing done on-the-clock, this could have a material impact on our business and profitability.
Until the end of the COVID-19 pandemic, we may be made subject to additional burdensome employment and health and safety laws and regulations passed or adopted by legislatures and regulators in an effort to end the pandemic or mitigate its effects. Any future pandemics could have similar impacts.
Dutch Bros Inc.| Form 10-K | 33

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
Dutch Bros Inc.| Form 10-K | 34

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
We are subject to compliance obligations of the Food Safety Modernization Acts (FSMA). Under FSMA, we are required to develop and implement a Food Safety Plan for our roasting operations. While we are not currently required to implement a FSMA Food Safety Plan or a Hazard Analysis and Critical Points system (HACCP) in our shops, many states have required restaurants to develop and implement HACCP, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
We are subject to the Americans with Disabilities Act (the ADA), which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.
In addition, our franchise activities are subject to laws enacted by a number of states and rules and regulations promulgated by the Franchise Trade Commission (the FTC). Failure to comply with new or existing franchise laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.
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
We Process personal information, confidential information and other information necessary to provide our products and service and ensure that they are delivered effectively, to operate our business, for legal and marketing purposes and for other business-related purposes.
Dutch Bros Inc.| Form 10-K | 35

Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data and operate our business.
Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business (Adverse Data Protection Impact).
We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (Privacy Policies) and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (Data Protection Obligations).
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the CCPA) and other state and federal laws relating to privacy and data security. The CCPA, which among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data.
Dutch Bros Inc.| Form 10-K | 36

The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (the CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia enacted the Consumer Data Protection Act (CDPA) that may impose obligations similar to or more stringent than those we may face under other Data Protection Laws. Compliance with the CPRA, the CCPA, the CDPA and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals or others.
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
Dutch Bros Inc.| Form 10-K | 37

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
Dutch Bros Inc.| Form 10-K | 38

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
For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Dutch Bros Inc.| Form 10-K | 39

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
Dutch Bros Inc.| Form 10-K | 40

The Tax Receivable Agreements with the Continuing Members and Pre-IPO Blocker Holders require Dutch Bros Inc. to make cash payments to them in respect of certain tax benefits to which it may become entitled, and such payments may be substantial.
In connection with the IPO, Dutch Bros Inc. entered into two Tax Receivable Agreements. It entered into (i) the Exchange Tax Receivable Agreement with the Continuing Members and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to such Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros OpCo and its subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Internal Revenue Code of 1986, as amended (the Code), as a result of Dutch Bros Inc.’s acquisition of Class A common units from Dutch Bros OpCo and PI Unit holders in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Class A common units acquired by Dutch Bros Inc. in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
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
Dutch Bros Inc.| Form 10-K | 41

are not conditioned upon continued ownership of Dutch Bros Inc. by the exchanging holders of Class A common units or the Pre-IPO Blocker Holders.
Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we determine, and the Internal Revenue Service (IRS) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. The Continuing Members and Pre-IPO Blocker Holders will not reimburse Dutch Bros Inc. for any payments previously made under the Tax Receivable Agreements if such basis increases or other tax benefits are subsequently disallowed, except that any excess payments made by Dutch Bros Inc. to the Continuing Members and Pre-IPO Blocker Holders will be netted against future payments that it might otherwise be required to make to them under the applicable Tax Receivable Agreements. However, a challenge to any tax benefits initially claimed may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that Dutch Bros Inc. might otherwise be required to make under the terms of the Tax Receivable Agreements and, as a result, there might not be sufficient future cash payments against which the prior payments can be fully netted. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, in certain circumstances Dutch Bros Inc. may make payments to the Continuing Members and Pre-IPO Blocker Holders under the Tax Receivable Agreements in excess of its actual cash tax savings. Therefore, payments could be made under the Tax Receivable Agreements in excess of the tax savings that we realize in respect of the tax attributes with respect to the Continuing Members and Pre-IPO Blocker Holders that are the subject of the Tax Receivable Agreements.
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
Dutch Bros Inc.| Form 10-K | 42

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
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the 1940 Act), as a result of our ownership of Dutch Bros OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
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
Dutch Bros Inc.| Form 10-K | 43

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
Dutch Bros Inc.| Form 10-K | 44

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
Dutch Bros Inc.| Form 10-K | 45

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
Dutch Bros Inc.| Form 10-K | 46

election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. It is possible that our Co-Founder’s and our Sponsor’s interests may not align with the interests of our other stockholders.
Our Co-Founder and Sponsor own approximately 69.5% of the Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements entered into in connection with the IPO, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
Dutch Bros Inc.| Form 10-K | 47

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
As a public company listed in the United States, we have incurred and will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the New York Stock Exchange, may increase legal and financial compliance costs and make some activities more
Dutch Bros Inc.| Form 10-K | 48

time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Dutch Bros Inc.| Form 10-K | 49

General Risks
Our results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our results of operations, including the levels of our revenue, deferred revenue, working capital, and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
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
As of December 31, 2021, we had $65.0 million in revolving loans outstanding under our prior Senior Secured Credit Facility. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in the section “Senior Secured Credit Facilities” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we may incur additional debt.
Dutch Bros Inc.| Form 10-K | 50

Our debt could have important consequences to you, including the following:
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
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and finance our future operations or capital needs or engage in other business activities.
The covenants under our Senior Secured Credit Facility restrict our ability, among other things, to:
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
Dutch Bros Inc.| Form 10-K | 51

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
We have identified a material weakness in our internal control over financial reporting. If we are unable to remedy our material weakness, or if we fail to establish and maintain effective internal control, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions we undertake. Additionally, there were insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate this material weakness. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. As such, we continued to have a material weakness in our control over financial reporting as of December 31, 2021.
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
If we fail to remediate our existing material weakness or identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over
Dutch Bros Inc.| Form 10-K | 52

financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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
Dutch Bros Inc.| Form 10-K | 53

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
Dutch Bros Inc.| Form 10-K | 54

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
Dutch Bros Inc.| Form 10-K | 55

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
Our charter documents also contain other provisions that could have an anti-takeover effect, such as:
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
Dutch Bros Inc.| Form 10-K | 56

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
Labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the recent military conflict between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2021, we had 271 company-operated and 267 franchise shops with 538 total shops in 12 states. The chart below shows our properties by state as of December 31, 2021.*
_________________
* As of December 31, 2021, we did not have any open shops in the state of Tennessee, however we did have employees in the state as part of our shop pre-opening activities for shops that opened in the first quarter of 2022.
Dutch Bros Inc.| Form 10-K | 57

We typically enter into two general types of lease arrangements. In the first case, a ground lease where we manage the entire project from site prep to construction and equipment install, leasing the land only. In the second case, we enter into a build to suit arrangement with a developer who has secured the land, prepped the site and is responsible to construct the building. We are responsible for purchasing the equipment directly and for paying certain fees. In this arrangement we pay the developer rent based on the total project costs excluding our outlay. Our lease terms range from 1 to 30 years, but typically have terms of 15 years with three renewal options of five years each. Shop leases provide for a specified annual rent, typically at a fixed rate for the first five years with Consumer Price Index increases and other escalators there after.
In addition to our company-operated shops, we lease an 18,000 square foot headquarters facility with lease options extending through 2056, and we own a second 16,000 square foot headquarters facility. Additionally, we own and operate a 36,000 square foot roasting and packing facility. We also lease approximately 21,000 square feet of warehousing space adjacent to our main roasting facility, which currently houses a minor roasting facility used to roast all of our supply of White Coffee bean blend. Our headquarters, roasting facility, and warehouse space are located in Grants Pass, Oregon. In addition, we have added office spaces to support our current needs, including the leasing of three office spaces of 2,400 square feet, 2,900 square feet, and 3,000 square feet, respectively, in Grants Pass, Oregon, and a 1,600 square foot office space in Portland, Oregon. Our principal executive offices are located at 110 SW 4th Street, Grants Pass, Oregon, 97526. We believe our current facilities are suitable for our near-term expansion plans, and expect to continue to add additional capacity on an as-needed basis.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Dutch Bros Inc.| Form 10-K | 58

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “BROS”. There is no established public trading market for our Class B common stock, Class C common stock, or Class D common stock.
Stockholders
As of December 31, 2021, our Class A common stock was held by 89 holders of record. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of December 31, 2021, we also had three holders of record of our Class B common stock, two holders of record of our Class C common stock, and two holders of record of our Class D common stock.
Dividend Policy
We have not paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In connection with the vesting of restricted stock units, shares of common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of common stock during the year ended December 31, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - March 31, 2021	—	—	N/A	N/A
April 1 - June 30, 2021	—	—	N/A	N/A
July 1 - September 30, 2021	259,270	$43.71	N/A	N/A
October 1 - December 31, 2021	—	—	N/A	N/A
Dutch Bros Inc.| Form 10-K | 59

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock (BROS) with the cumulative total return on the S&P 500 Index (SPX) and the S&P 500 Consumer Discretionary Index (SP500.25), assuming an initial investment of $100 at the market close on September 15, 2021, the date our stock commenced trading on the New York Stock Exchange. Data for the S&P 500 Index and the S&P 500 Consumer Discretionary Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intend to forecast, future performance of our Class A common stock.

Comparison of Since IPO Cumulative Total Return for
Dutch Bros Inc., S&P 500 Index, S&P 500 Consumer Discretionary Index
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
September 15, 2021
September 30, 2021
October 31, 2021
November 30, 2021
December 31, 2021
Dutch Bros Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Index

	September 15, 2021	September 30, 2021	October 31, 2021	November 30, 2021	December 31, 2021
Dutch Bros Inc.	$100.00	$118.10	$207.85	$144.06	$138.79
S&P 500 Index	$100.00	$96.14	$102.78	$101.93	$106.37
S&P 500 Consumer Discretionary Index	$100.00	$97.34	$107.96	$110.01	$109.67
ITEM 6. [RESERVED]
Dutch Bros Inc.| Form 10-K | 60

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. You should carefully read the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following discussion contains references to calendar year 2021 which represents the consolidated financial results of Dutch Bros Inc. and its subsidiaries, and to calendar year 2020, which represent the consolidated financial results of Dutch Bros OpCo and its subsidiaries.The comparison of the consolidated financial results of Dutch Bros OpCo and its subsidiaries for the calendar years 2020 and 2019 can be found in our final prospectus filed with the SEC on September 16, 2021.
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

As of December 31, 2021, we had 538 company-operated and franchised shops in 12 states, an increase of approximately 22% from the prior year. For the year ended December 31, 2021, we generated $497.9 million of revenue, a $(120.0) million net loss, and $(0.28) loss per diluted share. We have two reportable operating segments: Company-operated shops, and Franchising and other.
Initial Public Offering
Dutch Bros Inc. was incorporated in June 2021 for the purpose of facilitating an initial public offering in order to carry on the Company’s business. On September 17, 2021, we completed our IPO in which we issued and sold approximately 24.2 million shares of Class A common stock (including approximately 3.2 million shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at an offering price of $23.00 per share, resulting in net proceeds of approximately $520.8 million after deducting underwriting discounts, commissions and offering costs.
For additional information related to our IPO and organizational structure, see NOTE 1 — Organization and Nature of Operations and NOTE 12 — Equity and Stock-Based Compensation in the consolidated financial statements, Part II, Item 8.
Dutch Bros Inc.| Form 10-K | 61

Impact of COVID-19
The effects of COVID-19 continue to evolve, and we cannot easily predict the future potential impacts of the pandemic on our business and operations, or on the United States and global economy in general. This also may include any recurrence of the disease, actions taken in response to the evolving pandemic, any ongoing effects on consumer demand and spending patterns or other impacts of the pandemic. Whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the continued and future impacts on our results of operations, cash flows or financial condition is yet to be determined.
Due to our drive-thru shops model, we have not experienced materially negative impacts to the degree as others in our industry, and our consumer demand has increased during the pandemic. Nevertheless, we have been affected by global shipping delays that have impacted deliveries of supplies to our shops.
Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Consolidated statements of operations

	Year Ended December 31,
(in thousands)	2021	2020	2019
REVENUES
Company-operated shops	$403,746	$244,514	$151,543
Franchising and other	94,130	82,899	86,825
Total revenues	497,876	327,413	238,368

COSTS AND EXPENSES
Cost of sales	346,113	211,659	142,307
Selling, general and administrative	265,035	105,087	65,764
Total costs and expenses	611,148	316,746	208,071

INCOME (LOSS) FROM OPERATIONS	(113,272)	10,667	30,297

OTHER INCOME (EXPENSE)
Interest expense, net	(7,093)	(3,736)	(2,346)
Other income (expense), net	(1,240)	(363)	524
Total other expense	(8,333)	(4,099)	(1,822)

INCOME (LOSS) BEFORE INCOME TAXES	(121,605)	6,568	28,475
Income tax expense (benefit)	(1,628)	843	89
NET INCOME (LOSS)	(119,977)	5,725	28,386
Less: Net income (loss) attributable to Dutch Bros OpCo prior to the Reorganization Transactions	(68,602)	5,725	28,386
Less: Net loss attributable to non-controlling interests	(38,461)	—	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(12,914)	$—	$—
Dutch Bros Inc.| Form 10-K | 62

Segment financials

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Company-operated shops	$403,746	$244,514	$151,543
Franchising and other	94,130	82,899	86,825
Total revenues	497,876	327,413	238,368
Cost of Sales:
Company-operated shops	318,563	184,146	125,244
Franchising and other	27,550	27,513	17,063
Total cost of sales	346,113	211,659	142,307
Segment gross profit:
Company-operated shops	85,183	60,368	26,299
Franchising and other	66,580	55,386	69,762
Total gross profit	151,763	115,754	96,061
Selling, general and administrative	(265,035)	(105,087)	(65,764)
Interest expense, net	(7,093)	(3,736)	(2,346)
Other income (expense), net	(1,240)	(363)	524
Income (loss) before income taxes	$(121,605)	$6,568	$28,475
Depreciation and amortization:
Company-operated shops	$16,291	$9,737	$7,496
Franchising and other	6,263	4,349	1,077
All other	2,663	1,451	1,097
Total depreciation and amortization	$25,217	$15,537	$9,670
Dutch Bros Inc.| Form 10-K | 63

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Year Ended December 31,
(in thousands, except shop count data)	2021	2020	2019
Shop count, beginning of period
Company-operated	182	118	90
Franchised	259	252	238
	441	370	328
Company-operated new openings	82	59	27
Franchised new openings	16	13	15
Acquisition of franchise shops	7	5	1
Closures [1]	(1)	(1)	—
Shop count, end of period
Company-operated	271	182	118
Franchised	267	259	252
Total shop count	538	441	370

Average unit volume (AUV) [2]	$1,850	$1,679	$1,635
Company-operated shops	$1,752	$1,524	$1,460

Same shop sales growth 3 5	8.4%	2.0%	2.0%
Company-operated shops	9.0%	0.8%	2.3%

Company-operated shop revenues	$403,746	$244,514	$151,543
Company-operated shop gross profit	$85,183	$60,368	$26,299
Company-operated shop contribution [4]	$101,474	$70,105	$33,795
Company-operated shop gross profit as a % of company-operated shop revenue	21.1%	24.7%	17.4%
Company-operated shop contribution as a % of company-operated shop revenue [4]	25.1%	28.7%	22.3%

Net income (loss)	$(119,977)	$5,725	$28,386
Adjusted EBITDA [4]	$82,086	$69,764	$48,715
Net income (loss) as % of revenue	(24.1)%	1.7%	11.9%
Adjusted EBITDA as % of revenue [4]	16.5%	21.3%	20.4%

Systemwide sales [4] [5]	$913,822	$687,238	$566,642
Dutch Rewards member registrations [6]	3,202	8	N/A
_________________
1    Represents a temporary shop closure in 2021 and a permanent shop closure in 2020.
2    AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months. AUVs are calculated by dividing the net sales by the total number of systemwide and company-operated shops, respectively. Management uses this metric as an indicator of shop growth and future expectations of mature locations.
Dutch Bros Inc.| Form 10-K | 64

3    Same shop sales growth reflects the change in year-over-year sales for the comparable shop base, which we define as shops open for 15 complete months or longer. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Year Ended December 31,
	2021	2020	2019
Systemwide shop base	354	316	287
Company-operated shop base	120	89	77
4    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
5    Systemwide sales and systemwide same shop sales include company-operated shop revenue and sales at franchised shops during the comparable periods noted. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of overall Dutch Bros financial health, growth and future expansion prospects.
6    Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards app, was launched February 2021. As such, there is no information for the comparable periods of 2020. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards app and future promotional plans.
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Year Ended December 31,
	2021		2020		2019
(in thousands)	$	%	$	%	$	%
Company-operated shop revenue	403,746	100.0	244,514	100.0	151,543	100.0

Beverage, food and packaging costs	102,222	25.3	54,820	22.4	43,997	29.0
Labor costs	123,679	30.6	71,651	29.3	46,836	30.9
Occupancy and other costs	63,570	15.7	38,611	15.8	22,980	15.2
Pre-opening costs	12,801	3.2	9,327	3.8	3,935	2.6
Depreciation	16,291	4.0	9,737	4.0	7,496	4.9
Company-operated shop gross profit	85,183	21.1	60,368	24.7	26,299	17.4
Company-operated shop contribution [1]	101,474	25.1	70,105	28.7	33,795	22.3
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Company-operated Shop Segment Performance
Company-operated Shop Revenue
In 2021, company-operated shop revenue grew 65.1% to $403.7 million, as compared to $244.5 million in 2020, or an increase of $159.2 million. Company-operated shops in the comparable shop base contributed $16.7 million to this increase (9.0% same shop sales), while new company-operated shops opened during 2021 and 2020 contributed $142.5 million to this increase. For purposes of calculating company-operated same shop revenue growth, company-operated shop revenue for 120 shops was included in the comparable shop base.
Dutch Bros Inc.| Form 10-K | 65

Discounts
Prior to implementing our Dutch Rewards app in February 2021, which is a spend-based digital rewards program, we used a paper-based stamp card as our loyalty program. For each beverage purchased, customers received one stamp. After accumulating 10 stamps, customers were eligible to redeem a completed card for a free beverage of any size.
When the COVID-19 pandemic began in 2020, out of an abundance of caution related to social distancing, we suspended physically stamping the paper-based loyalty card. This significantly reduced our sales and promotional discount expenses in 2020, and as a result positively impacted company-operated shop revenue. As a percentage of gross sales, sales and promotional discount expenses in 2020 were 7.5%, compared to 11.7% and 17.1% in 2021 and 2019, respectively. After absorbing the costs associated with registering over 2 million Dutch Rewards program members in the first quarter of 2021, sales and promotional discounts are settling to our targeted go-forward rate, with our longer term run rate expected to be in the low double digits. The positive impact on 2020 company-operated shop revenue brought on by the temporary suspension of the paper-based stamp card resulted in a decrease in the percentage of company-operated shop revenue measure for each cost category in 2020’s results. In the discussions below we identify that impact for each cost category.
Beverage, Food and Packaging Costs
In 2021, beverage, food and packaging costs increased 86.5% to $102.2 million, compared to $54.8 million in 2020. This increase was primarily driven by a 47.9% increase in shop operating weeks due to the opening of new company-operated shops during both 2021 and 2020, as well as the portion of comparable sales growth, which grew 9.0% for 2021. The remainder of the increase was driven by ingredient cost increases as well as a shift in the mix of products sold.
As a percentage of company-operated shop revenue, beverage, food and packaging costs increased to 25.3% in 2021, compared to 22.4% in 2020, or a 290 “basis points” increase. As noted above, the impact of lower promotional discount expenses in 2020 contributed approximately 120 “basis points” of this increase. Ingredient cost increases as well as a shift in the mix of products sold drove 100 “basis points”, and costs associated with opening new stores, many of which are in new markets, contributed 70 “basis points” to the increase.
Labor Costs
In 2021, labor costs increased 72.6% to $123.7 million, compared to $71.7 million in 2020. This growth was primarily driven by a 47.9% increase in shop operating weeks due to the opening of new company-operated shops during both 2021 and 2020.
As a percentage of company-operated shop revenue, labor costs increased to 30.6% in 2021, compared to 29.3% in 2020, or a 130 “basis points” increase. As noted above, the impact of lower promotional discount expenses in 2020 contributed approximately 140 “basis points” of this increase. Additionally, the legislated increases in the minimum wage in our West Coast shops, along with updated minimum staffing standards across all shops contributed 30 “basis points”, which were offset by lower COVID-19 leave costs of 40 “basis points”.
Occupancy and Other Costs
In 2021, occupancy and other costs increased 64.6% to $63.6 million, compared to $38.6 million in 2020. This growth was primarily driven by a 47.9% increase in shop operating weeks due to the opening of new company-operated shops during both 2021 and 2020.
Dutch Bros Inc.| Form 10-K | 66

As a percentage of company-operated shop revenue, occupancy and other costs remained approximately flat at 15.7% in 2021, compared to 15.8% in 2020. The reinstitution of cash as a form of tender in March 2021 drove a 90 “basis points” improvement as a result of lower credit card fees, and the leverage on rent and other occupancy costs provided a 40 “basis points” margin benefit. As noted above, the impact of lower promotional discount expenses in 2020 contributed approximately 130 “basis points” increase as an offset to these improvements.
Pre-opening Costs
In 2021, pre-opening costs increased 37.2% to $12.8 million, compared to $9.3 million in 2020. This growth was primarily driven by the opening of 82 new company-operated shops during 2021 compared to the opening of 59 company-operated shops during 2020.

Depreciation and Amortization
In 2021, depreciation and amortization increased 67.3% to $16.3 million, compared to $9.7 million in 2020. This growth was primarily driven by the opening of 82 new company-operated shops during 2021. As a percentage of company-operated shop revenue, depreciation and amortization was 4.0% for 2021 and remained unchanged compared to 2020.
Company-operated Shop Gross Profit
In 2021, Company-operated shop gross profit increased 41.1% to $85.2 million, compared to $60.4 million in 2020, primarily related to the year-over-year increase in net revenue. As a percentage of company-operated shop revenue, company-operated shop gross profit decreased to 21.1% in 2021, compared to 24.7% in 2020. As noted above, the impact of lower promotional discount expenses in 2020 contributed approximately 360 “basis points” of this decrease. The remainder is primarily due to higher beverage, food and packaging costs brought on by ingredient cost increases and product mix shifts noted above, as well as expenses related to the accelerated pace of new shop openings.
Company-operated Shop Contribution1
In 2021, Company-operated shop contribution increased 44.7% to $101.5 million, compared to $70.1 million in 2020, primarily related to year-over-year increase in net revenue. As a percentage of company-operated shop revenue, company-operated shop contribution decreased to 25.1% in 2021, compared to 28.7% in 2020. As noted above, the impact of lower promotional discount expenses in 2020 contributed approximately 340 “basis points” of this decrease. The remainder is primarily due to higher beverage, food and packaging costs brought on by ingredient cost increases and product mix shifts noted above, as well as expenses related to the accelerated pace of new shop openings.
Franchising and Other Segment Performance
In 2021, Franchising and other revenue grew 13.5% to $94.1 million, compared to $82.9 million in 2020. The increase in revenue was a result of $6.7 million in same shop sales growth, $2.9 million in additional shop weeks from franchise shops opened in 2021 and 2020 , and $1.4 million from no royalty abatement in 2021. This was partially offset by reduced revenue in 2021 as a result of the strategic decision to exit our internal merchandising business related to Dutch-branded goods in 2020, along with changes in franchisee inventory management practices.
Franchising and other gross profit grew 20.2% to $66.6 million in 2021, compared to $55.4 million in 2020. The net increase in revenue noted above, combined with relatively flat cost of sales, drove an increase in franchising and other gross profit.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-K | 67

Selling, General and Administrative
In 2021, selling, general and administrative expenses increased 152.2% to $265.0 million, compared to $105.1 million in 2020. As a percentage of revenue, selling, general and administrative expenses increased to 53.2% in 2021, compared to 32.1% in 2020. We recognized equity-based compensation charges of $157.7 million in 2021 compared to $35.1 million in 2020. In 2021, as a result of the Reorganization Transactions and IPO, we recognized equity-based compensation related to the grant and vesting of stock awards, restricted stock awards and restricted stock units in Dutch Bros PubCo to certain eligible employees. The remainder of the change was primarily driven by IPO costs, which were partially offset by leverage from our investment in infrastructure and above-shop headcount.
Other Expense
Interest Expense, Net
In 2021, interest expense, net grew 89.9%, to $7.1 million, compared to $3.7 million in 2020. This increase was primarily driven by increased borrowings associated with refinancing of our Senior Secured Credit Facility and interest on capital leases.
Other Income (Expense)
In 2021, other expense was $(1.2) million, compared to $(0.4) million in 2020, primarily related to write-off of fees associated with early extinguishment of debt in 2021.
Income Tax Expense (Benefit)
In 2021, income tax expense (benefit) was $(1.6) million, compared to $0.8 million in 2020. The tax benefit was primarily driven by losses allocated from Dutch Bros OpCo to the Company, partially offset by state taxes and a valuation allowance related to our charitable contributions.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $18.5 million and $31.6 million as of December 31, 2021 and December 31, 2020, respectively.
For the year ended December 31, 2021, our principal sources of liquidity were cash flows from operations, proceeds from our initial public offering and our Senior Secured Credit Facility (as defined below). Our principal uses of liquidity for the year ended December 31, 2021 were to pay off our term loans and fund our working capital needs.
Dutch Bros Inc.| Form 10-K | 68

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash flows provided by operating activities	$80,375	$53,549	$56,702
Net cash flows used in investing activities	(121,089)	(45,570)	(39,948)
Net cash provided by (used in) financing activities	27,580	8,077	(12,680)
Net increase (decrease) in cash	$(13,134)	$16,056	$4,074
Cash and cash equivalents at beginning of period	31,640	15,584	11,510
Cash and cash equivalents at end of period	$18,506	$31,640	$15,584
Operating Activities
In 2021, net cash provided by operating activities was $80.4 million, compared to $53.5 million in 2020, an increase of $26.8 million, primarily related to increased deferred revenue and associated obligations on our Dutch Rewards loyalty app, as well as higher accrued compensation and other costs resulting from company growth and headcount expansion. These increases were partially offset by higher inventory as a result of additional company-operated shops.
Investing Activities
In 2021, net cash used in investing activities was $121.1 million, compared to $45.6 million in 2020, an increase of $75.5 million, primarily related to investment in capital expenditures as a result of new company-operated shop openings.
Financing Activities
For 2021, net cash provided by financing activities was $27.6 million, compared to net cash provided by financing activities of $8.1 million in 2020, an increase of $19.5 million, primarily due to the net proceeds from our initial public offering and draws from term and revolving loans under our Senior Secured Credit Facility, which were partially offset by payments in 2021 to repurchase equity and members’ units, payoff term loans under our Senior Secured Credit Facility, and provide distributions to members.
Cash Requirements
We believe that cash provided by operating activities, cash and cash equivalents, and proceeds from our Senior Secured Credit Facilities are adequate to fund our debt service requirements, operating lease obligations, and working capital obligations for at least the next 12 months.
Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops. We currently expect to fund these new shop builds and/or acquisitions with additional proceeds from our Senior Secured Credit Facilities. The total capital expenditures for fiscal year 2022 are estimated to be approximately $175 million to $200 million.
From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements. Further, the payments that we may be required to make under the TRAs that we entered into may be significant, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder.
Other than operating expenses, our cash requirements for fiscal year 2022 are expected to consist primarily of capital expenditures for investments in our new and existing shops, our supply chain, and our corporate facilities.
Dutch Bros Inc.| Form 10-K | 69

The following table summarizes our current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows and as needed proceeds from our Senior Secured Credit Facilities.

	Material Cash Requirements
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations [1]	$184,590	$12,398	$23,701	$22,717	$125,774
Capital lease obligations 1 5	130,379	8,824	17,415	18,155	85,985
Purchase obligations [3]	82,979	73,283	9,036	660	—
Debt obligations 2 5	65,000	65,000	—	—	—
Liabilities under tax receivable agreement 4 5	109,733	450	15,034	15,087	79,162
Total	$572,681	$159,955	$65,186	$56,619	$290,921
_________________
1    Amounts include future minimum lease payments, excluding any taxes, insurance, and other related expenses.
2    Amounts include principal and interest under our Senior Secured Credit Facility, revolving line of credit due May 2026.
3    Purchase obligations include all legally binding contracts, including firm minimum commitments for inventory purchases, commitments for the purchase, construction or remodeling of real estate facilities, buybacks of franchise shops, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts.
4    Liabilities under Tax Receivable Agreement include estimated amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits.
5    As of December 31, 2021, capital lease obligations, debt obligations, and liabilities under tax receivable agreement are all included in our balance sheet. All other material cash requirements listed are not included on our balance sheet.
Senior Secured Credit Facilities
JP Morgan Credit Facility
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto (the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a $200 million term loan credit facility, a $150 million revolving credit facility and an uncommitted incremental facility of up to $100 million. Upon entering into the Senior Secured Credit Facility, we drew a $200 million term loan to pay a distribution to existing pre-IPO stockholders and a $25 million revolving loan.
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
The Senior Secured Credit Facility contains financial covenants that require us to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The Senior Secured Credit Facility also contains certain negative covenants that, among other things, restrict our ability to: incur additional debt; grant liens on assets; sell or dispose of assets; merge with or acquire other companies, or make other investments; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; and pay dividends or make other distributions. As of the date of this Form 10-K, we were in compliance with all covenants under the Senior Secured Credit Facility.
Dutch Bros Inc.| Form 10-K | 70

On September 17, 2021, we completed the IPO and subsequently paid in full our term loans which totaled $198.8 million. As of December 31, 2021, we had no outstanding term loans and $65.0 million of outstanding revolving loans with $85.0 million available for borrowing under the revolving credit facility. The revolving loans bear interest at 2.375% as of December 31, 2021.
Credit Facility Update
On February 28, 2022 (the Effective Date) the Company amended its Senior Secured Credit Facility with JPMorgan Chase, N.A. The new facility (the 2022 Credit Facility) has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $150 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. It also contains an option allowing the Company to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
Upon entering into the 2022 Credit Facility, the Company drew $100 million in term loans and approximately $30 million in revolving loans, and the existing credit facility was repaid and terminated.
Interest on borrowings under the 2022 Credit Facility is based on (a) the Alternate Base Rate plus an applicable margin, or (b) the Adjusted Term SOFR Rate plus an applicable margin, and is payable in accordance with the selected interest rate period (at least quarterly) and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule and upon certain disposition of assets.
The 2022 Credit Facility contains financial covenants that require our company to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The 2022 Credit Facility also contains certain negative covenants that, among other things, restrict our ability to incur additional debt, grant liens on assets, merge with or acquire other companies, make other investments, dispose of assets, and enter into sale and leaseback transactions and swap agreements. Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Critical Accounting Estimates
The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position and the results that we report in our Consolidated Financial Statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
Refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:
Dutch Rewards Loyalty Program
The estimation of the standalone selling price of points and other rewards issued to customers involves several assumptions, primarily the estimated value of product for which the reward is expected to be redeemed. Our estimate of points and other rewards we expect to be redeemed is based on historical company-specific data. These inputs are subject to change over time due to factors such as menu price increases, changes in points redemption options, and changes in customer behavior.
Dutch Bros Inc.| Form 10-K | 71

Property & Equipment, Intangible Assets, and Goodwill
The valuation methods and assumptions used in assessing the potential impairment of property and equipment, intangible assets, and goodwill, including the determination of asset groupings and the identification and allocation of goodwill to reporting units.
Leases
The estimation and assumptions of our lease terms, including assumed renewal periods for both operating and capital leases. The estimation of our incremental borrowing rate applied in calculation of the net present value of minimum lease payments for our capital leases.
Tax Receivable Agreements
In connection with our IPO, we entered into two TRAs with certain non-controlling interest owners (the Continuing Members). The TRAs generally provide for us to pay the Continuing Members 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRAs in accordance with Accounting Standards Codification (ASC) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of operations. As of December 31, 2021, our TRA liability was $109.7 million related to our projected obligations under the TRAs in connection with the Reorganization Transactions and OpCo units exchanged. See NOTE 10 — Tax Receivable Agreements for further details.
Income Taxes
Our expense/(benefit) for income taxes, deferred tax assets and liabilities including valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance.
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. See NOTE 11 — Income Taxes for further details.
Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with U.S. GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
Our non-GAAP financial measures reflect adjustments based on one or more of the following items. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from these results should be carefully evaluated.
Dutch Bros Inc.| Form 10-K | 72

Company-operated shop contribution (in dollars and as a percentage of revenue)
Definition and/or calculation
Company-operated segment gross profit, before company-operated shop depreciation and amortization. Company-operated shop contribution in dollars (as defined), taken as a percentage of company-operated shop revenue.
Usefulness to management and investors
This non-GAAP measure is used by our management in making performance decisions without the impact of non-cash depreciation charges. This is a standard metric used across the industry by our investors.
EBITDA, Adjusted EBITDA (in dollars and as a percentage of revenue)
EBITDA — definition and/or calculation
Net income (loss) before interest expense (net of interest income), income taxes expense (benefit), and depreciation and amortization expense.
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses and donations associated with equity offerings, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: royalty abatement expenses, COVID-19: first responder donation, impacts of transition from paper stamp card to Dutch Rewards loyalty app, and expenses associated with the exit of our in-house merchandising business, Dutchwear. Adjusted EBITDA in dollars (as defined), taken as a percentage of total revenue.
Usefulness to management and investors
These non-GAAP measures are supplemental operating performance measures we believe facilitate comparisons to historical performance and competitors’ operating results. We believe the non-GAAP measures presented provide investors with a supplemental view of our operating performance that facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance.
Non-GAAP adjustments
Below are the definitions of the non-GAAP adjustments that are used in the calculation of our non-GAAP measures, as described above.
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, restricted stock awards and restricted stock units in Dutch Bros PubCo and/or profit interest units in Dutch Bros OpCo to certain eligible employees. These awards are accounted for in accordance with guidance prescribed for in accounting for share-based compensation.
Expenses associated with equity offerings
Costs incurred as a result of our equity offerings. These costs include legal fees, consulting fees, tax and accounting fees, and payroll taxes related to the grant and vesting of stock awards for certain employees.
Donations associated with equity offerings
As part of our IPO, we made a donation to the Dutch Bros Foundation. This donation is separate from other donations to the Dutch Bros Foundation that we may periodically make.
Dutch Bros Inc.| Form 10-K | 73

COVID-19: “Thank You” pay and catastrophic leave
Costs related to two separate programs established to support employees during the COVID-19 pandemic. We implemented an hourly wage supplement program for shop employees who continued to work while their state or county was under a stay at home order or similar lockdown requirement. This program lasted in various markets until April 2021. We also established a catastrophic leave policy that provided paid leave to employees who were required to quarantine due to in-shop exposures and could not work their regular hours. All COVID-19-related protocols, including catastrophic leave, will remain in effect until the end of the COVID-19 pandemic as determined by the appropriate government agency.
COVID-19: royalty abatement
In April 2020, we permitted franchise partners to skip one month of royalty payments to support their cash flow needs. We discontinued this support one month later in May 2020.
COVID-19: first responder donation
During 2020, we made specific donations to the First Responders First organization to support the acquisition and distribution of personal protective equipment for first responders.
Dutch Rewards transition
In 2019, we recorded a sales allowance under the new revenue recognition standard to establish the contract liability for our stamp card loyalty program. In 2020, we discontinued issuing new stamp cards under the stamp card loyalty program, which we recognized previously deferred revenue as a result of customers redeeming their stamp cards. In 2021, the stamp card loyalty program was cancelled.
Dutchwear merchandising adjustment
During 2020, we incurred a series of costs associated with the strategic decision to exit our internal merchandising business related to Dutch-branded goods such as mugs and cups. These costs include write-off and disposal of obsolete inventory and severance for staff dedicated to in-house support services related to our Dutchwear business.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Year Ended December 31,
	2021		2020		2019
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop gross profit	85,183	21.1	60,368	24.7	26,299	17.4
Depreciation and amortization	16,291	4.0	9,737	4.0	7,496	4.9
Company-operated shop contribution	101,474	25.1	70,105	28.7	33,795	22.3

Dutch Bros Inc.| Form 10-K | 74

	Year Ended December 31,
	2021		2020		2019
(in thousands; unaudited)	$	%	$	%	$	%
Net income (loss)	(119,977)	(24.1)	5,725	1.7	28,386	11.9
Depreciation and amortization	25,217	5.1	15,537	4.7	9,670	4.1
Interest expense, net	7,093	1.4	3,736	1.1	2,346	1.0
Income tax expense (benefit)	(1,628)	(0.3)	843	0.3	89	—
EBITDA	(89,295)	(17.9)	25,841	7.9	40,491	17.0
Equity-based compensation	157,716	31.7	35,087	10.7	6,758	2.8
Expenses associated with equity offerings	6,523	1.3	—	—	—	—
Donations associated with equity offerings	3,792	0.8	—	—	—	—
COVID-19: “Thank You” pay and catastrophic leave	3,350	0.7	4,942	1.5	—	—
COVID-19: royalty abatement	—	—	1,400	0.4	—	—
COVID-19: first responder donation	—	—	2,000	0.6	—	—
Dutch Rewards transition	—	—	(3,669)	(1.1)	1,466	0.6
Dutchwear merchandising adjustment	—	—	4,163	1.3	—	—
Adjusted EBITDA	82,086	16.5	69,764	21.3	48,715	20.4
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases.
Labor and Benefits Costs
At our company-operated shops, our starting wage has historically been the minimum wage in place for that particular state with broistas receiving tips from customers in addition to wages. We do not, however, reduce the wages we pay to broistas to offset tips. We believe this combination of financial security and upside earning potential, in addition to our strong culture and focus on development, enables us to attract a high caliber employee, which directly translates to better customer service.
We have experienced minimum wage increases in several states over the past two years, including Washington, Oregon, California, Nevada, Idaho, Colorado, and Arizona. As we consider the potential for future federal and state or local minimum wage increases, we intend to partially offset such increases with operational efficiencies and cost reduction measures in our supply chain and elsewhere before increasing our menu prices. In the future, we may or may not be able to offset these cost increases with operational efficiencies or menu price increases. As of December 31, 2021, we employed approximately 10,250 hourly workers in our shops.
Dutch Bros Inc.| Form 10-K | 75

Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Senior Secured Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2021, we had no outstanding term loans and $65.0 million of outstanding revolving loans under the Senior Secured Credit Facility. A hypothetical increase of interest rates up to 1% on our outstanding revolving loans would result in an increase in our annual interest expense of approximately $0.7 million.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supplies, energy costs, and materials used in the construction of company-operated shops. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our shops is subject to inflation, which could increase the costs of labor and materials, and result in higher rent expense on new shops.
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
Dutch Bros Inc.| Form 10-K | 76

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dutch Bros Inc.| Form 10-K | 77

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dutch Bros Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dutch Bros Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’/members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Portland, Oregon
March 11, 2022
Dutch Bros Inc.| Form 10-K | 78

DUTCH BROS INC.
Consolidated Balance Sheets

	As of December 31,
(in thousands, except per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$18,506	$31,640
Accounts receivable, net	10,644	10,837
Inventories, net	23,345	15,580
Prepaid expenses and other current assets	8,796	5,015
Total current assets	61,291	63,072
Property and equipment, net	301,998	165,423
Intangibles, net	11,103	11,323
Goodwill	18,715	18,075
Deferred income tax assets, net	159,031	193
Other long-term assets	1,562	1,573
Total assets	$553,700	$259,659
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,440	$16,092
Accrued liabilities	24,513	10,036
Other current liabilities	6,471	1,429
Deferred revenue	22,807	11,192
Line of credit	64,104	15,000
Current portion of tax receivable agreements liability	450	—
Current portion of capital lease obligations	3,389	2,331
Current portion of long-term debt	103	3,788
Total current liabilities	142,277	59,868
Deferred revenue, net of current portion	5,030	4,746
Tax receivable agreements liability, net of current portion	109,283	—
Capital lease obligations, net of current portion	79,588	49,637
Long-term debt, net of current portion	3,503	24,367
Profits interest liability	—	41,845
Deferred rent	3,153	2,740
Other long-term liabilities	680	466
Total liabilities	343,514	183,669
Commitments and contingencies (Note 16)
Temporary equity:
Redeemable common units - 4,990 common units issued and outstanding as of December 31, 2020	—	1,535,772
Permanent equity (deficit):
Members’ deficit - 5,010 common units issued and outstanding as of December 31, 2020	—	(1,459,782)
Dutch Bros Inc.| Form 10-K | 79

Preferred stock, $0.00001 par value per share - 20,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 34,433 shares issued and outstanding as of December 31, 2021	—	—
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of December 31, 2021	1	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 49,006 shares issued and outstanding as of December 31, 2021	1	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 15,441 shares issued and outstanding as of December 31, 2021	—	—
Additional paid in capital	106,410	—
Retained earnings (accumulated deficit)	(12,914)	—
Total stockholders' equity attributable to Dutch Bros Inc. / members’ equity	93,498	75,990
Non-controlling interests	116,688	—
Total equity	210,186	75,990
Total liabilities and equity	$553,700	$259,659
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 80

DUTCH BROS INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
REVENUES
Company-operated shops	$403,746	$244,514	$151,543
Franchising and other	94,130	82,899	86,825
Total revenues	497,876	327,413	238,368

COSTS AND EXPENSES
Cost of sales	346,113	211,659	142,307
Selling, general and administrative	265,035	105,087	65,764
Total costs and expenses	611,148	316,746	208,071

INCOME (LOSS) FROM OPERATIONS	(113,272)	10,667	30,297

OTHER EXPENSE
Interest expense, net	(7,093)	(3,736)	(2,346)
Other income (expense), net	(1,240)	(363)	524
Total other expense	(8,333)	(4,099)	(1,822)

INCOME (LOSS) BEFORE INCOME TAXES	(121,605)	6,568	28,475
Income tax expense (benefit)	(1,628)	843	89
NET INCOME (LOSS)	$(119,977)	$5,725	$28,386
Less: Net income (loss) attributable to Dutch Bros OpCo prior to the Reorganization Transactions	(68,602)	5,725	28,386
Less: Net loss attributable to non-controlling interests	(38,461)	—	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(12,914)	$—	$—
Net loss per share of Class A and Class D common stock:[1]
Basic	$(0.28)	N/A	N/A
Diluted	$(0.28)	N/A	N/A
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	45,864	N/A	N/A
Diluted	45,864	N/A	N/A
_________________
1    Basic and diluted net loss per share of Class A and Class D common stock is applicable only for the period September 14, 2021 through December 31, 2021, which is the period effective with and following the IPO and Reorganization Transactions (as defined in NOTE 1 — Organization and Nature of Operations to the Consolidated Financial Statements).

See accompanying notes to consolidated financial statements.

Dutch Bros Inc.| Form 10-K | 81

DUTCH BROS INC.
Consolidated Statements of Stockholders’/Members’ Equity

	Dutch Mafia LLC (Prior to Reorganization Transactions)	Dutch Bros Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Total Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2020	$75,990	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$75,990
Net loss prior to the Reorganization Transactions	(68,602)	—	—	—	—	—	—	—	—	—	—	—	(68,602)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(213,308)	—	—	—	—	—	—	—	—	—	—	—	(213,308)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	50,745	9,877	—	71,408	1	54,068	1	17,036	—	(196,515)	—	145,768	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo common units in connection with the initial public offering	—	—	—	(6,709)	—	(5,062)	—	—	—	(239,622)	—	(13,648)	(253,270)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	46,446	—	—	46,446
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(12,914)	(38,461)	(51,375)
Equity-based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	12,663	—	31,390	44,053
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	—	345	—	—	—	—	—	—	—	(3,258)	—	(8,075)	(11,333)
Effect of exchange of OpCo common units	—	—	—	—	—	—	—	—	—	286	—	(286)	—
Repurchase and retirement of Class D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, December 31, 2021	$—	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$106,410	$(12,914)	$116,688	$210,186
Dutch Bros Inc.| Form 10-K | 82

DUTCH BROS INC.
Consolidated Statements of Stockholders’/Members’ Equity (continued)

(in thousands)	Temporary Equity: Redeemable Common Units	Permanent Equity: Members’ Deficit	Total Members’ Equity
Balance, December 31, 2018	$534,878	$(476,345)	$58,533
Adoption of ASU 2014-09, as amended	—	(2,279)	(2,279)
Distribution to members	—	(6,625)	(6,625)
Increase in redemption value of common units	402,843	(402,843)	—
Net income	—	28,386	28,386
Balance, December 31, 2019	937,721	(859,706)	78,015
Distributions to members	—	(7,750)	(7,750)
Increase in redemption value of common units	598,051	(598,051)	—
Net income	—	5,725	5,725
Balance, December 31, 2020	$1,535,772	$(1,459,782)	$75,990
See accompanying notes to consolidated financial statements.

Dutch Bros Inc.| Form 10-K | 83

DUTCH BROS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(119,977)	$5,725	$28,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,217	15,537	9,670
Non-cash interest expense	280	98	98
Loss on disposal of assets	657	475	232
Loss on extinguishment of debt	1,286	—	—
Equity-based compensation	157,716	35,087	6,758
Deferred income taxes	(2,663)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	193	(4,218)	(612)
Inventories	(7,668)	(4,587)	222
Prepaid expenses and other current assets	(3,761)	(1,284)	2,220
Other long-term assets	13	(573)	495
Accounts payable	2,154	(518)	3,531
Accrued expenses	9,973	2,527	2,940
Other current liabilities	4,955	584	217
Deferred revenue	11,706	4,419	4,954
Deferred rent	412	343	552
Other long-term liabilities	(118)	(66)	(2,961)
Net cash provided by operating activities	80,375	53,549	56,702
Cash flows from investing activities:
Purchases of property and equipment	(118,444)	(40,575)	(39,465)
Proceeds from disposal of fixed assets	2,742	99	47
Acquisition of shops from franchisees	(5,387)	(5,094)	(530)
Net cash used in investing activities	(121,089)	(45,570)	(39,948)
Cash flows from financing activities:
Proceeds from line of credit	65,000	30,000	—
Payments on line of credit	(15,000)	(15,000)	(1,958)
Payments on capital lease obligations	(2,653)	(1,195)	(1,104)
Proceeds from financing lease obligations	1,484	—	—
Proceeds from long-term debt	200,000	5,250	—
Payments on long-term debt	(227,594)	(3,228)	(2,993)
Payments of debt issuance costs	(2,406)	—	—
Proceeds from Paycheck Protection Program loan	—	10,000	—
Payments on Paycheck Protection Program loan	—	(10,000)	—
Proceeds from initial public offering, net of offering costs	524,858	—	—
Distributions paid to members	(213,308)	(7,750)	(6,625)
Payments to repurchase outstanding equity / member units	(287,664)	—	—
Payments of IPO issuance costs	(3,804)	—	—
Tax withholding payments upon vesting of equity awards	(11,333)	—	—
Net cash provided by (used in) financing activities	27,580	8,077	(12,680)
Net increase (decrease) in cash and cash equivalents	(13,134)	16,056	4,074
Cash and cash equivalents, beginning of period	31,640	15,584	11,510
Cash and cash equivalents, end of period	$18,506	$31,640	$15,584
Dutch Bros Inc.| Form 10-K | 84

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,350	$3,829	$2,415
Income taxes paid	886	338	103
Supplemental disclosure of noncash investing and financing activities
Additions of property with capital leases and financing obligations	$35,169	$31,291	$13,797
Additions of property and equipment accrued in accounts payable	6,452	3,518	4,329
Deferred offering costs accrued	250	—	—

See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 85

DUTCH BROS INC.
Index for Notes to Consolidated Financial Statements

Dutch Bros Inc.| Form 10-K | 86

DUTCH BROS INC.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Nature of Operations
Organization
Dutch Bros Inc. (the Company) was formed on June 4, 2021 as a Delaware corporation for the purpose of facilitating an initial public offering (the IPO) and other related transactions in order to carry on the business of Dutch Mafia, LLC, a limited liability company, and its subsidiaries (Dutch Bros OpCo). The Company is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, the Company consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. As of December 31, 2021, the Company owned approximately 30.5% of Dutch Bros OpCo. The Company’s fiscal year end is December 31.

The Company is in the business of operating and franchising drive-thru coffee shops as well as the wholesale sale and distribution of coffee, coffee-related products and accessories. As of December 31, 2021, there were 538 shops in operation in 12 U.S. states, of which 271 were company-operated and 267 were franchised.

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

Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (the Reorganization Transactions):

•Amended and restated the Second Dutch Bros OpCo Agreement to, among other things, effect a recapitalization in which (i) the outstanding Common Units were converted into Class A common units paired with an equal number of either Class B voting units or Class C voting units, and (ii) the outstanding Profits Interest (PI) Units were converted into Class A common units.
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
Dutch Bros Inc.| Form 10-K | 87

•The Company executed two Tax Receivable Agreements (TRAs) which provide for payment by the Company to certain Dutch Bros OpCo owners of 85% of the benefits, if any, that the Company would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
Following the completion of the Reorganization Transactions and IPO, and as of December 31, 2021, the Company held 100.0% of the voting interest and 30.5% of the economic interest of the Dutch Bros OpCo. The Dutch Bros OpCo members subsequent to the IPO (the Continuing Members) held none of the voting interest and the remaining 69.5% of the economic interest of the Dutch Bros OpCo.
For additional information, see NOTE 10 — Tax Receivable Agreements and NOTE 11 — Income Taxes to the consolidated financial statements.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to accounting guidance for non-controlling interests. All intercompany transactions and balances have been eliminated in consolidation.
The Reorganization Transactions described above were accounted for consistent with a combination of entities under common control. As a result, the consolidated financial statements, subsequent to the Reorganization Transactions are prepared “as if” the Dutch Bros OpCo is the accounting predecessor of the Company. The historical operations of Dutch Bros OpCo are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results of Dutch Bros OpCo prior to the Reorganization Transactions; (ii) the consolidated results of the Company and Dutch Bros OpCo following the Reorganization Transactions; (iii) the assets and liabilities of Dutch Bros OpCo and the Company at their historical cost; and (iv) the Company’s equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.
Use of Estimates
The presentation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to long-lived asset valuation, leases, deferred revenue, tax receivable agreements, income taxes, and equity-based compensation that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.
Reclassifications
The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On the consolidated balance sheets, deferred income tax assets have been reclassified from other long-term assets.
Dutch Bros Inc.| Form 10-K | 88

Cash and Cash Equivalents
Cash and cash equivalents include all short-term highly liquid instruments with original maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in company-operated shops that generally settle within two to five business days. The Company’s cash accounts are maintained at various high credit quality financial institutions and may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company categorizes assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity's estimates of assumptions that market participants would use in pricing the asset or liability.
The Company’s consolidated financial statements include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of the Company’s variable-rate revolving loan approximates its carrying amount as the Company’s cost of borrowing is variable and approximates current market prices.
Accounts Receivable
Accounts receivable, net of allowance for doubtful accounts, consist primarily of royalty revenues and outstanding balances for sales of roasted coffee beans and other retail-related supplies to franchisees. The allowance for doubtful accounts is estimated based on the Company’s historical losses, review of specific accounts, existing economic conditions in the industry, and the financial stability of its customers. Accounts receivable are charged off against the allowance for doubtful accounts when they are determined by management to be uncollectible. The Company had no allowance for doubtful accounts at December 31, 2021 and 2020.
Inventories
Inventories, net consist primarily of equipment and parts, roasted and unroasted coffee beans, accessories, and other retail related supplies. Inventories are stated at the lower of cost or net realizable value, with the cost being determined by the standard cost method which approximates actual cost on a first-in, first-out basis. The Company records inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method.
Dutch Bros Inc.| Form 10-K | 89

Property and Equipment
Property and equipment, net are stated at historical cost less accumulated depreciation. Expenditures for maintenance, repairs, and routine replacements are charged to expense as incurred. Expenditures for major repairs and improvements that extend the useful lives of property and equipment are capitalized. When property or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is included in income from operations in the accompany consolidated statements of operations. Depreciation is computed on a straight-line basis over the following useful lives:

Vehicles	5 - 10 years
Equipment and fixtures	3 - 7 years
Leasehold improvements	5 - 9 years (lesser of the lease terms or useful lives)
Buildings	10 - 20 years
The Company capitalizes costs associated with the acquisition or development of major software for internal use and amortizes the assets over the expected life of the software, generally 3 years. The Company only capitalizes subsequent additions, modifications, or upgrades to internal-use software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred.
Leases
The Company leases all company-operated shops. At the inception of each lease, the Company determines the appropriate classification for each lease as operating or capital. The Company has estimated that the lease term, including reasonably assured renewal periods, is typically 15 to 20 years.
Operating Leases
Operating leases typically contain escalating rentals over the lease term, as well as optional renewal periods. Rent expense for operating leases is recorded on a straight-line basis over the lease term and begins when the Company has the right to use the property, which is typically before payments are due under the lease. The difference between rent expense and cash payment is recorded as deferred rent on the accompanying consolidated balance sheets. Pre-opening rent is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions to rent expense over the term of the lease.
Capital Leases
Property under capital leases is stated at the net present value of the related minimum lease payments at lease inception and amortized over the initial lease term.
Sale and Leaseback Transactions
The Company has sale and leaseback transactions that do not qualify for sale-leaseback accounting because of deemed continuing involvement by the Company, which results in the transaction being recorded under the financing method. For additional information, see NOTE 8 — Leases and NOTE 9 — Debt to the consolidated financial statements.
Business Combinations
The Company accounts for the acquisition of re-acquired franchises from franchisees using the acquisition method of accounting for business combinations. The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with our acquisition based on their estimated fair value at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgements in determining the fair value of the following:
Dutch Bros Inc.| Form 10-K | 90

•intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, assumed market share, as well as estimated useful life of intangible assets;
•deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
•inventory; property and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. All goodwill is allocated to our company-operated reporting segment.
Goodwill
The Company reviews the recoverability of goodwill on a reporting unit basis at least annually, as of the end of the Company’s third fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. The Company calculates the fair value of each reporting unit using a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. All company-operated shops are deemed to have similar economic characteristics and are deemed to be one reporting unit. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the reporting unit’s fair value.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual shop, and requires judgment and an estimate of future undiscounted shop generated cash flows. Estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company tests for recoverability by comparing the carrying value of the asset (asset group) to the undiscounted cash flows. If the carrying value is not recoverable, the Company would recognize an impairment loss if the carrying value of the asset (asset group) exceeds the fair value.
Revenue Recognition
Consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives. The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, effective January 1, 2019 using the modified retrospective method and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of permanent equity (members’ deficit).
Dutch Bros Inc.| Form 10-K | 91

Company-operated Shops Revenue
Retail sales from company-operated shops and through online channels are recognized at the point in time when the products are sold to the customers. The Company reports revenues net of sales taxes collected from customers and remitted to government taxing authorities.
Loyalty and Gift Card Programs
In February 2021, the Company transitioned from a traditional loyalty program to a digital loyalty program. Under the previous program, a customer earned a “Stamp” for each purchase at a Dutch Bros coffee shop. After accumulating a certain number of Stamps, the customer earned a reward that may be redeemed for free product that, regardless of where the related Stamps were earned, would have been honored at company-operated shops and franchised shop locations. The Company deferred revenue associated with the estimated selling price of Stamps earned by customers towards free product as each Stamp was earned, and a corresponding contract liability was established within loyalty program liability on the accompanying consolidated balance sheets. The estimated selling price of each Stamp earned was based on the estimated value of the product for which the reward was expected to be redeemed, net of Stamps not expected to be redeemed, based on historical redemption patterns. Stamps did not expire. As a result of the COVID-19 pandemic beginning in March 2020, the Company discontinued new Stamps. The Company continued to redeem previously earned Stamps through March 2021. In February 2021, the Company developed a new loyalty program in which the customer earns rewards through use of the Company’s mobile app that can be redeemed for free product. The Company defers revenue as rewards are earned under the new loyalty program.
The Company also operates a gift card program and maintains a gift card contract liability for gift cards sold, recognizing revenue from gift cards when a gift card is redeemed. Gift cards do not have an expiration date or a service fee causing a decrement to the customer balance. Based on historical redemptions rates, a portion of gift cards is not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions. The redemption rates are based on historical redemption patterns. Breakage recognized in revenue was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Gift cards breakage revenue	$373	$169	$95
Franchising Revenue
Franchise royalties are computed as a percentage of net franchise sales in most cases, and as a flat monthly fee in other cases. The royalty fee is charged for continuing support of franchisees for training, marketing, and operations services provided by the Company. These services are highly interrelated and so are not individually distinct performance obligations. As a result, these are accounted as a single performance obligation. Revenue from franchise royalties is recognized on a monthly basis.
The Company receives marketing fees from franchisees which are used to promote the Dutch Bros brand. Contributions are based on a percentage of monthly shop sales. Marketing fees are billed monthly. Marketing fees are recognized as revenue and included in franchising and other revenues, while expenditures are included in selling, general and administrative expenses, on the accompanying consolidated statements of operations. Expenditures of the funds collected as marketing fees include payments to third parties, personnel expenses, and allocated costs. At each reporting date, to the extent receipts exceed related marketing expenditures on a cumulative basis, the excess fees collected are recorded in accrued expenses in the accompanying consolidated balance sheets. At December 31, 2021 and 2020, there were no excess marketing fees recorded in accrued liabilities as cumulative expenditures exceeded contributions.
Dutch Bros Inc.| Form 10-K | 92

Revenue from initial franchise fees (franchise fees) are recognized ratably over the term of the franchise agreement, which is generally ten years. Consideration received in advance of performing all significant services is included in initial franchise deposits and recorded as a contract liability. Deferred franchise fees for shops expected to open within a year and one year of amortization of the initial franchise fees are recorded as a contract liability and classified as a current liability.
Other Revenue
Other revenue, including coffee bean sales, Dutch Bros. Blue Rebel beverage sales, accessories and other sales, are recognized on the date of delivery, net of returns. Retail revenues, including retail coffee and other food and beverage sales, are recognized at the date of sale, net of returns. Other revenue consists of sales of products through the Company website and are recognized at the point of time of shipment to customers, net of returns.
Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability, unredeemed stamp card liability from our prior loyalty program, and unredeemed points from our Dutch Rewards loyalty program, as discussed above. Deferred revenue also includes advance customer payments and bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer.
Product and Distribution Costs
Product and distribution costs primarily consist of raw materials, purchased goods and packaging costs as well as operational costs, such as wages and benefits, occupancy costs and depreciation expenses, in support of sourcing, procuring, manufacturing, warehousing and transportation activities of products sold at our company-operated and franchised shops.
Vendor Incentives
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar value of purchases for company-operated shops and franchised shops. These incentives are recognized as earned throughout the year and are classified as a reduction of cost of sales in the accompanying consolidated statements of operations. Vendor incentives recognized in cost of sales were as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Vendor incentives	$39,085	$25,630	$17,140
Shop Operating Expenses
Operating expenses consist of costs incurred in our company-operated shops, primarily wages and benefits related to employees, occupancy costs and other costs that directly support the operation and sales-related activities for those shops.
Shop Pre-opening Expenses
Pre-opening expenses incurred with the opening of new company-operated shops are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and beverage and other shop operating expenses incurred prior to a shop opening for business and are included in cost of sales on the accompanying statements of operations.
Dutch Bros Inc.| Form 10-K | 93

General and Administrative Expenses
General and administrative expenses primarily consist of wages and benefits, equity-based compensation, professional service fees and occupancy costs for corporate headquarter offices that support our corporate functions, including technology, finance, legal and employee resources.
Advertising Expense
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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Advertising expense	$30,652	$18,047	$13,723
Equity-based Compensation
The Company has granted time-based restricted stock awards (RSAs) to certain officers and employees in connection with the Reorganization Transactions and the IPO, and restricted stock units (RSUs) to directors and certain employees. The RSAs and RSUs are accounted for as equity-classified awards, and are granted at the fair value of the underlying common stock of Dutch Bros Inc. as of the grant date and vest over the requisite service period.
The cost of the RSAs and RSUs is recognized as expense over the grantee’s requisite service period, and forfeitures are accounted for as they occur. The Company has not granted performance-based awards under its current equity incentive plan.
Income Taxes
The Company is a corporation and sole managing member of Dutch Bros OpCo which is treated as a partnership for tax purposes. In addition to the Company and Dutch Bros OpCo, Dutch Bros OpCo is the sole member of other single member Dutch Bros OpCo entities disregarded for Federal tax purposes, and one subsidiary organized as a C-Corporation.

For Dutch Bros OpCo, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. The Company records income tax provision, deferred tax assets, and deferred tax liabilities only for the items for which the Company is responsible for making payments directly to the relevant tax authority.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred income tax assets and deferred tax liabilities on the consolidated balance sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.
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
Dutch Bros Inc.| Form 10-K | 94

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
Earnings (Loss) Per Share
Basic earnings (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted earnings (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted earnings (loss) per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for restricted stock awards and restricted stock units, and under the if-converted method for the outstanding convertible Class B and Class C common stock, if dilutive.
The basic and diluted earnings (loss) per share calculations for the year ended December 31, 2021 represent the post-IPO period from September 14, 2021 to December 31, 2021 only.
Prior to the IPO, the Dutch Bros OpCo membership structure included common units, redeemable common units, and PI units. The Company analyzed the calculation of earnings (loss) per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per unit information has not been presented for the years ended December 31, 2020 and 2019.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company expects to adopt the requirements of the new lease standard effective January 1, 2022 using the modified transition approach. Management is currently evaluating the provisions of the new lease standard, including optional practical expedients, and assessing the Company’s existing lease portfolio in order to determine the impact to its accounting systems, processes and internal controls over financial reporting. The adoption of ASU 2016-02, as amended, will have a significant impact on the Company’s consolidated balance sheets because it will record material right-of-use assets and liabilities for current operating leases. In addition, the Company expects ASU 2016-02, as amended, to have significant additional disclosure requirements.
Dutch Bros Inc.| Form 10-K | 95

Based on the Company’s analysis to date, potential accounting, financial reporting and internal controls impacts related to business processes and systems have been identified, and the Company is planning for those changes. In addition, the Company is continuing to review existing vendor contracts for potential embedded leases as well as renewal options and whether exercises of renewal options are reasonably certain. Upon adoption, the Company currently expects to recognize additional operating lease liabilities of approximately $144.9 million to $149.9 million based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases, and right-of-use assets of approximately $142.7 million to $147.7 million, net of reductions for the impacts of deferred rents.
The standard provides several optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits the Company to not reassess, under the new standard, its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company expects to elect the practical expedient related to land easements, and does not expect to elect the practical expedient related to use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. Further, the Company expects to elect the short-term lease recognition exemption as well as the practical expedient to not separate lease and non-lease components for all its leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13, as amended, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For accounts receivable and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU 2017-04 are applied on a prospective basis, and are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2017-04 effective with its 2021 annual assessment, and the adoption had no material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assts and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 96

NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Company-operated shops	$403,746	$244,514	$151,543
Franchising	87,465	77,625	79,568
Other	6,665	5,274	7,257
Total revenues	$497,876	$327,413	$238,368
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Balance, January 1	$10,576	$8,768
Revenue deferred - card activations and rewards earned	161,134	22,165
Revenue recognized - card and rewards redemptions and breakage	(148,945)	(20,357)
Balance, December 31	22,765	10,576
Less: current portion	(19,843)	(9,543)
Deferred revenue, net of current portion, gift card and loyalty programs	$2,922	$1,033
Deferred revenue also includes customer advances and sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchisees. These deferred revenues reported in the Company’s consolidated balance sheets were as follows:

	As of December 31,
(in thousands)	2021	2020
Customer advances and outstanding performance obligations	$2,512	$2,815
Initial unearned franchise fees from franchisees	2,560	2,547
Total deferred revenue, excluding gift card and loyalty programs	5,072	5,362
Less: current portion	(2,964)	(1,649)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$2,108	$3,713
Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Earned franchise fees	$630	$496	$444
Dutch Bros Inc.| Form 10-K | 97

Future amortization of initial unearned franchise fees is as follows for the years ending December 31:

(in thousands)
2022	$452
2023	396
2024	338
2025	284
2026	240
Thereafter	850
Total	$2,560
NOTE 4 — Shop Acquisitions
During the year ended December 31, 2021, the Company repurchased the franchise rights and assets of seven shops from two separate franchisees in Washington. For the year ended December 31, 2020, the Company repurchased the franchise rights and assets of five shops from a franchisee in Colorado. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The 2021 acquisitions are considered preliminary and subject to change within the measurement period (up to one year from the acquisition dates):

	As of December 31,
(in thousands)	2021	2020
Acquisition consideration:
Purchase price consideration	$5,387	$5,094
Equipment and fixtures	178	314
Building and leasehold improvements	1,425	—
Inventories	97	79
Other assets	23	14
Reacquired franchise rights	3,312	3,437
Other liabilities	(95)	(96)
Gift card liability	(193)	(198)
Net assets acquired	4,747	3,550
Goodwill	$640	$1,544
Reacquired franchise rights acquired have weighted-average useful lives of 5.8 and 4.7 years at the time of purchase for the years ended December 31, 2021 and 2020, respectively. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisitions, including sales and growth opportunities, and is expected to be fully deductible for tax purposes. Goodwill is allocated entirely to the Company-operated shops segment.
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
The results of operations for the 2021 acquisitions are included in the Company’s consolidated statements of operations beginning on the dates of acquisition. Revenues of approximately $5.4 million and net income of approximately $0.2 million are included in the Company’s consolidated statements of operations for the year ended December 31, 2021.
Dutch Bros Inc.| Form 10-K | 98

The following table reflects the unaudited pro forma results of the Company and the seven shops purchased in 2021 as if the acquisitions had taken place as of January 1, 2020:

	Year Ended December 31,
(in thousands; unaudited)	2021	2020
Revenue	$501,324	$335,881
Net income (loss)	$(120,867)	$6,500
NOTE 5 — Inventories
Inventories, net consist of the following:

	As of December 31,
(in thousands)	2021	2020
Raw materials	$5,549	$5,004
Finished goods	17,796	10,576
Total inventories	$23,345	$15,580
As of December 31, 2021 and 2020, reserves for inventories were $2,126 and $2,240, respectively.
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

				As of December 31,
(in thousands)	Useful Life (Years)			2021	2020
Software	3			$7,132	$2,995
Equipment and fixtures	3	—	7	57,952	36,454
Leasehold improvements	5	—	9	20,744	15,228
Buildings	10	—	20	168,395	112,106
Land	N/A			5,242	4,211
Aircraft [1]	N/A			9,531	13,751
Construction-in-progress [2]	N/A			88,050	15,437
Property and equipment, gross				357,046	200,182
Less: accumulated depreciation				(55,048)	(34,759)
Property and equipment, net				$301,998	$165,423
_______________
1    Aircraft are depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Depreciation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$19,023	$11,426	$6,243
Selling, general and administrative expenses	2,663	1,451	1,097
Total depreciation expense	$21,686	$12,877	$7,340
No impairment charges were recognized for the years ended December 31, 2021, 2020, and 2019.
Dutch Bros Inc.| Form 10-K | 99

NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

		As of December 31,
(in thousands)	Weighted-average amortization period (in years)	2021	2020
Reacquired franchise rights	4.0	$25,314	$22,000
Less: accumulated amortization		(14,211)	(10,677)
Intangibles, net		$11,103	$11,323
Amortization expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$3,531	$2,660	$2,330
The estimated future amortization expense of the reacquired franchise rights intangible assets for the five succeeding fiscal years and the aggregate thereafter as of December 31, 2021 are as follows:

(in thousands)
2022	$3,393
2023	3,054
2024	2,187
2025	1,232
2026	580
Thereafter	657
Total	$11,103
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2019	$16,531
Business combinations	1,544
Balance, December 31, 2020	$18,075
Business combinations	640
Balance, December 31, 2021	$18,715

No impairment charges were recognized for the years ended December 31, 2021, 2020, and 2019.
Dutch Bros Inc.| Form 10-K | 100

NOTE 8 — Leases
As of December 31, 2021, the Company is obligated under multiple building capital leases that expire at various dates through 2036. Capital leases reported in the Company’s consolidated balance sheets were as follows:

	As of December 31,
(in thousands)	2021	2020
Buildings	$89,944	$56,283
Less: accumulated depreciation	(10,984)	(6,104)
Capital lease assets, net	$78,960	$50,179
The Company’s capital lease assets are included in Property and Equipment, net on the Company’s consolidated balance sheets.
Future minimum lease payments under noncancellable operating leases and capital lease obligations were as follows at December 31, 2021:

(in thousands)	Capital	Operating
2022	$8,824	$12,398
2023	8,672	12,002
2024	8,743	11,699
2025	8,926	11,420
2026	9,229	11,297
Thereafter	85,985	125,774
Total	$130,379	$184,590
Less: imputed interest	(47,402)
Present value of minimum capital lease payments	82,977
Less: current portion	(3,389)
Capital lease obligations, net of current portion	$79,588
Rent expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Rent expense	$9,963	$7,999	$5,002
The Company has sale and leaseback transactions that do not qualify for sale-leaseback accounting because of deemed continuing involvement by the Company, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheets and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $9.9 million and $4.2 million as of December 31, 2021 and 2020, respectively, with the liability included in capital lease obligations in the accompanying consolidated balance sheets.
Dutch Bros Inc.| Form 10-K | 101

NOTE 9 — Debt
Secured Credit Facilities
On May 16, 2018, the Company entered into a $70.0 million amended secured credit facility (the Credit Facility) consisting of a $40.0 million term loan and a $30.0 million revolving credit facility, which included a $3.0 million letter of credit sub-facility and a $3.0 million swing-line loan sub-facility. Closing fees of approximately $0.3 million were incurred as a result of this transaction and were amortized over the duration of the facility. Each draw on the term loan had a maturity date of 10 years from the draw down date. The term loans were scheduled to mature through October 2030 and loans made under the revolving credit facility were scheduled to mature on May 16, 2021. As of December 31, 2020, $27.5 million and $15.0 million were outstanding under the term loans and revolving loans, respectively.
On May 12, 2021, the Company entered into a new credit facility (the Senior Secured Credit Facility) with a total capacity of $350.0 million, of which $150.0 million is available for revolving loans and $200.0 million is available for term loans, all of which have a maturity date of May 12, 2026. The Senior Secured Credit Facility also includes a $30.0 million letter of credit sub-facility and a $10.0 million swing-line loan sub-facility. Upon entering into the Senior Secured Credit Facility, the Company drew a $25.0 million revolving loan and a $200.0 million term loan, and paid in full and terminated the Credit Facility.
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
On September 17, 2021, the Company completed its IPO. Subsequent to the closing of the IPO, the Company paid in full the $198.8 million term loan balance under the Senior Secured Credit Facility, and also expensed in full the related prepaid debt issuance costs of $1.3 million. For additional information related to the IPO, see NOTE 12 — Equity and Stock-Based Compensation to the consolidated financial statements.
As of December 31, 2021, $65.0 million was outstanding on the revolving loans, and no term loans were outstanding. As of December 31, 2021, $85.0 million was available for borrowing on the revolving loans. The revolving loans bear interest at 2.375% as of December 31, 2021, and the Company was in compliance with its financial covenants as of that date.
Financing Lease Payable
In 2021, the Company purchased land and subsequently entered into a sale-leaseback transaction in the principal amount of approximately $1.5 million. The lease obligation bears interest at 1.67% with monthly payments to the lessor over the 20 years lease term from April 5, 2021 through March 1, 2041.
Dutch Bros Inc.| Form 10-K | 102

Unsecured Note Payable
In 2017, the Company entered into an unsecured note payable with a former franchisee for a principal balance of approximately $1.0 million which bears interest at a rate of 6% and matures on April 1, 2027.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

	As of December 31,
(in thousands)	2021	2020
Terms loans under credit facility	$—	$27,472
Finance lease obligation	2,978	—
Note payable	628	724
Total debt	3,606	28,196
Less: loan origination fees	—	(41)
Less: current portion	(103)	(3,788)
Total long-term debt, net of current portion	$3,503	$24,367
NOTE 10 — Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with the holders of Class B common stock and Class C common stock (the Exchange Reorganization Agreement), and (ii) the Reorganization Tax Receivable Agreement with the holders of Class D common stock (the Reorganization Tax Receivable Agreement and together with the Exchange Tax Receivable Agreement, the Tax Receivable Agreements or TRAs). These TRAs provide for the payment by Dutch Bros Inc. or any member of its affiliated, consolidated, combined, or unitary tax group (collectively, the Dutch Bros Tax Group) to such Pre-IPO Owners of 85.0% of the benefits, if any, the Dutch Bros Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the Dutch Bros Tax Group to certain Pre-IPO Dutch Bros OpCo Unitholders of 85% of the benefits, if any, that the Dutch Bros Tax Group realizes as a result of (i) the Dutch Bros Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the Dutch Bros Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under section 704(c) of the code as a result of Dutch Bros Inc.’s acquisition of Class A common units from Dutch Bros OpCo and PI unit holders in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Pre-IPO Blocker Holders of 85% of the benefits, if any, that the Dutch Bros Tax Group realizes as a result of the Dutch Bros Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the Dutch Bros Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15% of any cash savings that it realizes.
Dutch Bros Inc.| Form 10-K | 103

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
As of December 31, 2021, the Company had a liability of approximately $109.7 million related to its projected obligations under the TRAs in connection with the Reorganization Transactions and OpCo Units exchanged. TRA-related liabilities are classified as current or non-current based on the expected date of payment and are included in the Company’s consolidated balance sheets under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively.
NOTE 11 — Income Taxes
The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current tax provision
Federal	$170	$265	$122
State	865	706	31
Total current tax provision	1,035	971	153

Deferred tax benefit
Federal	(2,265)	(107)	(54)
State	(398)	(21)	(10)
Total deferred tax provision	(2,663)	(128)	(64)

Income tax expense (benefit)	$(1,628)	$843	$89
The effective income tax rate differs from the U.S. federal statutory income tax rate as explained below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Income allocable to non-controlling interests not subject to tax	(18.4)%	(18.7)%	(20.7)%
State and local income taxes, net of federal benefit	(0.8)%	10.2%	—%
Net impact of GAAP basis shifts	(0.2)%	—%	—%
Non-deductible compensation	(0.2)%	—%	—%
Tax credits	0.3%	—%	—%
Other	(0.1)%	0.3%	—%
Valuation allowance	(0.3)%	—%	—%
Effective income tax rate	1.3%	12.8%	0.3%
Dutch Bros Inc.| Form 10-K | 104

The components of deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets
Investment in LLC	$148,699	$—
Net operating loss carryforwards	6,163	—
Interest expense	3,007	—
Credit carryforwards	1,142	—
Other	1,315	193
Total deferred tax assets	160,326	193

Less: valuation allowance	(1,295)	—
Net deferred tax assets	$159,031	$193
We recognize deferred tax assets to the extent we believe, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the year ended December 31, 2021, the Company recorded a valuation allowance on its deferred tax asset, primarily related to the Company’s charitable contributions, of which it does not expect to recognize the benefit from in the foreseeable future. The Company had no valuation allowance recorded for the years ended December 31, 2020 and 2019.
At December 31, 2021, we had U.S. federal net operating losses of $24.0 million and tax credit carryforwards of approximately $1.1 million. Our federal net operating losses do not expire and tax credits will begin to expire in 2038 if not utilized. At December 31, 2021, we have $20.9 million of state tax net operating losses and no state tax credits. Of the state tax net operating losses, $18.9 million will begin to expire in 2033 if not utilized and the remaining $2.0 million do not expire.
Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities.
There were no interest and penalties accrued for the years ended December 31, 2021, 2020 and 2019. The Company has assessed its tax positions taken and concluded there are no significant uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2021 or 2020, that, if recognized, would affect the amount of income tax expense reported.
The Company files returns with the Internal Revenue Service and multiple state jurisdictions, which are subject to examination by the taxing authorities for years 2017 and later. The earlier tax years are subject to examination due to the utilization of net operating losses in recent tax years. None of our federal or state income tax returns are currently under examination by federal or state taxing authorities.
Dutch Bros Inc.| Form 10-K | 105

NOTE 12 — Equity and Stock-Based Compensation
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
Initial Public Offering
As described in NOTE 1 — Organization and Nature of Operations, on September 17, 2021, the Company completed its IPO in which it issued and sold approximately 24.2 million shares of Class A common stock (including approximately 3.2 million shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at an offering price of $23.00 per share, resulting in proceeds of approximately $520.8 million, net of offering costs. The proceeds were used to purchase approximately 10.9 million newly-issued Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Class A common units from the Continuing Members for approximately $253.3 million, and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.
In connection with the IPO, the Company issued approximately 64.7 million shares of Class B common stock and approximately 49.0 million shares of Class C common stock to the Continuing Members.
Dutch Bros Inc.| Form 10-K | 106

LLC Recapitalization
As described in NOTE 1 — Organization and Nature of Operations, on September 14, 2021, the Company amended and restated the Second Limited Liability Company Agreement (the Dutch Bros OpCo Agreement) to, among other things, effect a recapitalization in which (i) the outstanding common units were converted into Class A common units paired with an equal number of either Class B voting units or Class C voting units, and (ii) the outstanding Profits Interest (PI) Units were converted into Class A common units. Subsequent to the amendment and Reorganization Transactions, approximately 152.4 million Dutch Bros OpCo Class A common units were outstanding, of which approximately 6.5% were held by the Company, and the remaining 93.5% were held by the Continuing Members.
Reorganization Transactions
Pursuant to the Third Amended and Restated Limited Liability Company Agreement (the Amended Dutch Bros OpCo Agreement) between the Company and the Continuing Members, the Continuing Members have the right, from time to time and subject to the terms of the Amended Dutch Bros OpCo Agreement, to exchange their Class A common units, along with a corresponding number of shares of Class B common stock or Class C common stock, for shares of Class A common stock (or cash at the option of the Company which is required to come from a follow-on equity offering) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. In connection with any exchange of Class A common units for shares of Class A common stock by a Continuing Member, the number of Class A common units held by the Company is correspondingly increased as it acquires the exchanged Class A common units, and a corresponding number of shares of Class B common stock or Class C common stock are canceled.
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
As a result of the above transactions, as of December 31, 2021:
•Holders of the Company’s Class A common stock and Class D common stock owned approximately 34.4 million shares and 15.4 million shares, respectively, representing a combined 9.2% of the voting power in the Company and, through the Company, approximately 49.9 million Class A common units representing 30.5% of the economic interest in Dutch Bros OpCo; and
•the Continuing Members collectively owned approximately 113.7 million Class A common units, representing 69.5% of the economic interest in the Dutch Bros OpCo, approximately 64.7 million shares of the Company’s Class B common stock, and approximately 49.0 million shares of the Company’s Class C common stock, representing a combined 90.8% of the voting power in the Company.
2021 Equity Incentive Plan
In August 2021, the Company’s Board of Directors (the Board) adopted the 2021 Equity Incentive Plan (the 2021 Plan), and the stockholders approved the 2021 Plan, effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 Plan provides for potential grants of the following awards with respect to shares of the Company’s Class A common stock: (i) incentive stock options (ISOs) qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options (NSOs); (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) performance-based awards, and (vii) other awards as determined by the compensation committee of the Board or any properly delegated subcommittee.
Dutch Bros Inc.| Form 10-K | 107

The maximum aggregate number of shares of the Company’s Class A common stock that may be issued pursuant to awards under the 2021 Plan shall not exceed approximately 17.0 million shares. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by (i) 1% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2021 Plan is approximately 51.1 million shares. As of December 31, 2021, approximately 6.3 million shares were available for new grants.
In connection with the Reorganization Transactions and the IPO, approximately 0.8 million PI Units held directly by employees of the Company were converted into approximately 9.8 million RSAs, based on their respective participation thresholds and the IPO price of $23.00 per share. As of the IPO date, approximately 5.8 million of the total 9.8 million RSAs were vested, including approximately 3.4 million performance-based RSAs, which resulted in the Company incurring incremental stock-based compensation expense of approximately $78.6 million. The remaining 4.0 million unvested time-based RSAs issued upon the conversion remain, in general, subject to the same service vesting requirements of the original PI Units.
Profits Interest Units
As of December 31, 2020, the Company had granted approximately 0.8 million PI Units, net of forfeitures, to key employees in accordance with the OpCo’s Limited Liability Company Agreement. The PI Units were liability-classified given their history of cash settlement upon grantee employment termination. As of December 31, 2020, the PI Units liability was approximately $41.8 million on the Company’s consolidated balance sheet.
As of December 31, 2021, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Unless indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. The service vesting condition is currently over three years on a straight-line basis.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2020	—	$—
Effect of Reorganization Transactions and IPO	9,834	23.00
Vested	(5,834)	23.00
Balance, December 31, 2021	4,000	$23.00
Dutch Bros Inc.| Form 10-K | 108

Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2020	—	$—
Effect of Reorganization Transactions and IPO	1,189	43.55
Vested	(593)	43.55
Balance, December 31, 2021	596	$43.55
During the year ended December 31, 2021, the total fair value of RSAs and RSUs vested was approximately $134.2 million and $25.8 million, respectively.
Equity-Based Compensation
Equity-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Selling, general and administrative expenses	$157,716	$35,087	$6,758
As of December 31, 2021, total unrecognized stock-based compensation related to unvested stock awards was $79.3 million, which will be recognized as follows:

(in thousands)
2022	$39,381
2023	39,261
2024	660
Total unrecognized stock-based compensation expense	$79,302
NOTE 13 — Employee Benefit Plans
The Company established a 401(k) profit-sharing plan that covers substantially all employees of the Company having completed one year of employment and who are 21 years of age. Contributions to the plan are determined by each participant and are made through the Company, which contributes a portion of each participant’s compensation by the means of an elective deferral. The Company matches 100% of employee contributions, up to 4% of eligible compensation deferred to the plan. The total employer contributions to the plan for the years ended December 31, 2021 and 2020 were approximately $1.2 million and $0.8 million, respectively.
Dutch Bros Inc.| Form 10-K | 109

NOTE 14 — Non-Controlling Interests
The Company is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Dutch Bros OpCo Agreement provides that holders of OpCo Units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of its OpCo Units for newly-issued shares of Class A common shares on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of OpCo Units, increasing the Company’s total ownership in Dutch Bros OpCo. Changes in the Company’s ownership in Dutch Bros OpCo, while the Company retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of OpCo Units in Dutch Bros OpCo by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
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

The following table summarizes the ownership interest in Dutch Bros OpCo as of December 31, 2021:

	December 31, 2021
(in thousands)	OpCo Units	Ownership %
Class A common units held by Dutch Bros Inc.[1]	49,874	30.5%
Class A common units held by non-controlling interest holders	113,705	69.5%
Total Class A common units outstanding	163,579	100.0%
_________________
1    Includes approximately 4.0 million common units related to unvested restricted stock awards held by former Profits Interest Units holders. These common units are excluded from non-controlling interest calculations.
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage for the period from the September 15, 2021 IPO date to December 31, 2021 was 71.3%.
Dutch Bros Inc.| Form 10-K | 110

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity:

(in thousands)	Year Ended December 31, 2021
Net loss attributable to Dutch Bros Inc.	$(12,914)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	(196,515)
Decrease in additional paid-in capital as a result of the purchase of Dutch Bros OpCo common units	(239,622)
Change from net loss attributable to Dutch Bros Inc. and transfers to non-controlling interests	$(449,051)
NOTE 15 — Loss Per Share
Basic loss per share of Class A and Class D common stock is computed by dividing net loss attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted loss per share of Class A and Class D common stock is computed by dividing loss attributable to Dutch Bros Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted loss per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for restricted stock awards and restricted stock units, and under the if-converted method for the outstanding convertible Class B and Class C common stock.
The basic and diluted loss per share calculations for the year ended December 31, 2021 represent the post-IPO period from September 14, 2021 to December 31, 2021 only.
Prior to the IPO, the Dutch Bros OpCo membership structure included common units, redeemable common units, and PI units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per unit information has not been presented for the years ended December 31, 2020 and 2019.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A and Class D common stock for the year ended December 31, 2021. The basic and diluted loss per share period for the year ended December 31, 2021 reflects only the period from September 14, 2021 to December 31, 2021, which represents the period from the IPO date during which the Company had outstanding Class A and Class D common stock.

(in thousands)	Year Ended December 31, 2021
Numerator:
Net loss	$(119,977)
Less: net loss attributable to Dutch Bros OpCo before Reorganization Transactions	(68,602)
Less: net loss attributable to non-controlling interests	(38,461)
Net loss attributable to Dutch Bros Inc.	$(12,914)
Dutch Bros Inc.| Form 10-K | 111

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock:

(in thousands, except per share amounts)	Year Ended December 31, 2021
Numerator:
Net loss attributable to Dutch Bros Inc.	$(12,914)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	45,864
Dilutive effect of restricted stock awards	—
Dilutive effect of restricted stock units	—
Weighted-average number of shares of Class A and Class D common stock outstanding - diluted	45,864

Basic net loss per share attributable to common stockholders	$(0.28)
Diluted net loss per share attributable to common stockholders	$(0.28)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of Dutch Bros Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C common stock under the two-class method has not been presented. In addition, the Company has not included the effects of conversion of Class B and Class C common stock to Class A common stock in the diluted loss per share calculation using the if-converted method, because doing so has no impact on diluted loss per share.
The following common stock equivalents were excluded from diluted loss per share in the period presented because they were anti-dilutive.

Year Ended December 31, 2021
Restricted stock awards	4,000
Restricted stock units	595
Total anti-dilutive securities	4,595
NOTE 16 — Commitments and Contingencies
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
Guarantees
The Company periodically provides guarantees to franchisees for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of December 31, 2021 and 2020, the Company has guaranteed approximately $1.7 million and $1.9 million, respectively, in franchisee lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 112

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
NOTE 17 — Related Party Transactions
The Company’s donations to Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer serves on the board of directors, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Donations to Dutch Bros Foundation	$10,546	$5,848	$1,500
In July 2021, an entity affiliated with our Co-Founder purchased an aircraft from a wholly-owned subsidiary of Dutch Bros OpCo for a purchase price of approximately $0.9 million, which is an amount based on our determination of the market value of the aircraft at the time of purchase.
NOTE 18 — Segment Reporting
Segment information is prepared on the same basis that the Company’s Chief Executive Officer, who is the chief operating decision maker (CODM), manages the segments, evaluates financial results and makes key operating decisions. The Company’s CEO evaluates the financial performance of the Company based on two operating segments: Company-operated shops and Franchising and other. The Company-operated shops segment includes coffee shop sales to customers. The Franchising and other segment includes bean and product sales to franchisees and includes the initial franchise fees, royalties, and marketing fees.
The CODM reviews segment performance and allocates resources based upon segment contribution, which is defined as segment gross profit before depreciation and amortization.
All segment revenue is earned in the United States, and there are no intersegment revenues. As the CODM is not provided with asset information by segment, assets are reported only on a consolidated basis.
Selling, general and administrative expenses primarily consist of the Company’s unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the segments but are not directly attributable to or managed by any segment and are not included in the reported financial results of the segments.
No changes have been made to the Company’s segments during the year ended December 31, 2021.
Dutch Bros Inc.| Form 10-K | 113

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Company-operated shops	$403,746	$244,514	$151,543
Franchising and other	94,130	82,899	86,825
Total revenues	497,876	327,413	238,368
Cost of sales:
Company-operated shops	318,563	184,146	125,244
Franchising and other	27,550	27,513	17,063
Total cost of sales	346,113	211,659	142,307
Segment contribution:
Company-operated shops	101,474	70,105	33,795
Franchising and other	72,843	59,735	70,839
Total segment contribution	$174,317	$129,840	$104,634
Depreciation and amortization:
Company-operated shops	16,291	9,737	7,496
Franchising and other	6,263	4,349	1,077
Total depreciation and amortization	22,554	14,086	8,573
Selling, general and administrative	(265,035)	(105,087)	(65,764)
Interest expense, net	(7,093)	(3,736)	(2,346)
Other income (expense), net	(1,240)	(363)	524
Income (loss) before income taxes	$(121,605)	$6,568	$28,475
No customer represents 10% or more of total accounts receivable or revenues as of and for the years ended December 31, 2021, 2020 and 2019.
NOTE 19 — Subsequent Events
Senior Secured Credit Facility
On February 28, 2022 (the Effective Date) the Company amended its Senior Secured Credit Facility with JPMorgan Chase, N.A. The new facility (the 2022 Credit Facility) has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $150 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. It also contains an option allowing the Company to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
Upon entering into the 2022 Credit Facility, the Company drew $100 million in term loans and approximately $30 million in revolving loans, and the existing credit facility was repaid and terminated.
Interest on borrowings under the 2022 Credit Facility is based on (a) the Alternate Base Rate plus an applicable margin, or (b) the Adjusted Term SOFR Rate plus an applicable margin, and is payable in accordance with the selected interest rate period (at least quarterly) and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule and upon certain disposition of assets.
Dutch Bros Inc.| Form 10-K | 114

Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Acquisition
On March 1, 2022, the Company purchased the franchise rights and assets of five shops in California from a franchisee for approximately $6.3 million. The allocation of the purchase price consideration to the estimated fair values of assets acquired and liabilities assumed is not yet finalized.
Dutch Bros Inc.| Form 10-K | 115

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives.
As previously reported, in connection with the audit of our consolidated financial statements for the years ended December 31, 2020 and 2019, our management and auditors determined that a material weakness existed in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by our Company. Additionally, there were insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, we have not concluded that the material weakness has been remediated as of December 31, 2021, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
Remediation Efforts to Address the Material Weakness
The following remedial actions have been taken during the year ended December 31, 2021:
•Hired additional full-time accounting subject matter experts with appropriate levels of experience, and augmented skills gaps with external experts;
•Reallocated responsibilities across the accounting organization to ensure level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review, as well as establish an appropriate segregation of duties;
•Engaged a professional accounting services firm for technical support in critical areas regarding pronouncements and standards; and
•Established procedures to document review of manual journal entries and are in the process of implementing applications controls within the accounting system to ensure proper segregation of duties.
Dutch Bros Inc.| Form 10-K | 116

While we have made significant progress in our remediation, we are in the process of implementing the necessary business processes, systems, and related internal controls that are essential to satisfy the accounting and financial reporting requirements of a public company. Additional time is required to complete the assessment to ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness in our internal control over financial reporting had been remediated as of December 31, 2021, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Management’s Annual Report on Internal Control over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Dutch Bros Inc.| Form 10-K | 117

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in “Information about our Executive Officers” section in Part I, Item I of this Form 10-K.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions for our Code of Business Conduct and Ethics on our website. The information contained on, or accessible from, our website is not part of this Form 10-K by reference or otherwise.
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021 (the 2022 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the “Security Ownership of Certain Beneficial Owners and Management” section of the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the “Transactions with Related Persons” section of the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is:
•Firm name: KPMG, LLP
•Firm location: Portland, Oregon
•Auditor Firm ID: 185
The information required by this item will be included in the “Audit and Related Fees” section of the 2022 Proxy Statement and is incorporated herein by reference.
Dutch Bros Inc.| Form 10-K | 118

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40798	3.2	September 17, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-258988	4.1	September 7, 2021
10.1	Third Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated September 14, 2021.	8-K	001-40798	10.1	September 17, 2021
10.2	Tax Receivable Agreement (Reorganization), dated September 14, 2021.	8-K	001-40798	10.2	September 17, 2021
10.3	Tax Receivable Agreement (Exchanges), dated September 14, 2021.	8-K	001-40798	10.3	September 17, 2021
10.4	Registration Rights Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.4	September 17, 2021
10.5	Stockholders Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.5	September 17, 2021
10.6	Form of Director and Officer Indemnification Agreement.	S-1	333-258988	10.2	August 20, 2021
10.7†	2021 Equity Incentive Plan.	S-8	333-259618	99.1	September 17, 2021
10.8†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.8	September 7, 2021
10.9†	Form of RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.9	September 7, 2021
10.10†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.10	September 7, 2021
10.11†	Offer Letter by and between Jonathan Ricci and the Company dated November 23, 2021.	8-K	001-40798	10.1	December 1, 2021
10.12†	Offer Letter by and between Charles Jemley and the Company dated November 23, 2021.	8-K	001-40798	10.2	December 1, 2021
10.13†	Offer Letter by and between Stephen Gillett and the Company dated November 5, 2021.	8-K	001-40798	10.1	December 15, 2021
Dutch Bros Inc.| Form 10-K | 119

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14†	Offer Letter by and between John Graham and the Company dated November 23, 2021.					X
10.15†	Offer Letter by and between Brian Maxwell and the Company dated November 23, 2021.					X
10.16	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A., the Company, and the other parties listed therein, dated February 28, 2022.					X
21.1	Subsidiaries of Dutch Bros Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
_______________________
†    Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-K | 120

ITEM 16. FORM 10-K SUMMARY
None.
Dutch Bros Inc.| Form 10-K | 121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH BROS INC.

March 11, 2022	By:	/s/ JONATHAN RICCI
Date		Jonathan Ricci
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Ricci and Charles L. Jemley, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN RICCI	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2022
Jonathan Ricci

/s/ TRAVIS BOERSMA	Executive Chairman	March 11, 2022
Travis Boersma

/s/ CHARLES L. JEMLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Charles L. Jemley

/s/ SHELLEY BROADER	Director	March 11, 2022
Shelley Broader

/s/ THOMAS DAVIS	Director	March 11, 2022
Thomas Davis

/s/ CHARLES ESSERMAN	Director	March 11, 2022
Charles Esserman

/s/ KATHRYN GEORGE	Director	March 11, 2022
Kathryn George

/s/ STEPHEN GILLETT	Director	March 11, 2022
Stephen Gillett

/s/ BLYTHE JACK	Director	March 11, 2022
Blythe Jack
Dutch Bros Inc.| Form 10-K | 122