Form 10-Q
period 2022-03-31
Dutch Bros Inc.
filed 2022-05-12
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of May 9, 2022, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	39,556,909
Class B common stock	64,699,136
Class C common stock	45,385,636
Class D common stock	14,061,817

DUTCH BROS INC.
QUARTERLY REPORT ON FORM 10-Q

GLOSSARY

As used in this Quarterly Report on Form 10-Q (this Form 10-Q), the terms identified below have the meanings specified below unless otherwise noted or the context requires otherwise. References in this Form 10-Q to “Dutch Bros,” the “Company,” “we,” “us” and “our” refer to Dutch Bros Inc. and its consolidated subsidiaries unless the context indicates otherwise.
•Blocker Companies refers to certain Dutch Bros OpCo unitholders prior to the Reorganization Transactions that were taxable as corporations for U.S. federal income tax purposes.
•BPS or bps refers to basis points which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
•Co-Founder refers to Travis Boersma and certain affiliated entities over which he maintains voting control.
•Continuing Members refers to the Co-Founder and the Sponsor.
•Dutch Bros OpCo refers to Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
•Dutch Bros PubCo refers to Dutch Bros Inc., a Delaware corporation, of which its Class A common stock is publicly traded on the New York Stock Exchange under the symbol “BROS”.
•IPO refers to the Company’s initial public offering.
•N/M refers to a not meaningful percentage.
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
•Reorganization Transactions has the meaning set forth in NOTE 1 — Organization and Background to the Consolidated Financial Statements.
•RSA refers to restricted stock awards.
•RSU refers to restricted stock units.
•Secondary Offering refers to the offering by certain selling stockholders, including entities affiliated with the Sponsor, of 5,000,000 shares of Class A common stock of Dutch Bros Inc. completed on March 10, 2022.
•Sponsor refers to TSG Consumer Partners, L.P. and certain of its affiliates.
Dutch Bros, our Windmill logo (), Dutch Bros Blue Rebel and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-Q | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including the impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, COVID-19, taxes and tax rate, our expectations regarding the opening of the number of new shops, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 11, 2022.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from expectations. These factors include, but are not limited to, those listed under the “Risk Factors” section of this Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

	As of
(in thousands, except per share amounts; unaudited)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,754	$18,506
Accounts receivable, net	12,870	10,644
Inventories, net	26,927	23,345
Prepaid expenses and other current assets	5,892	8,796
Total current assets	72,443	61,291
Property and equipment, net	257,912	301,998
Finance lease right-of-use assets, net	141,874	—
Operating lease right-of-use assets, net	154,939	—
Intangibles, net	11,923	11,103
Goodwill	21,629	18,715
Deferred income tax assets, net	223,376	159,031
Other long-term assets	410	1,562
Total assets	$884,506	$553,700
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,837	$20,440
Accrued liabilities	19,571	20,970
Other current liabilities	6,291	6,471
Deferred revenue	23,828	22,807
Line of credit	25,527	64,104
Current portion of tax receivable agreements liability	450	450
Current portion of finance lease obligations	4,491	3,389
Current portion of operating lease obligations	8,698	—
Current portion of long-term debt	1,979	103
Total current liabilities	112,672	138,734
Deferred revenue, net of current portion	4,591	5,030
Tax receivable agreements liability, net of current portion	164,460	109,283
Finance lease obligations, net of current portion	142,884	79,588
Operating lease obligations, net of current portion	148,483	—
Long-term debt, net of current portion	97,294	3,503
Deferred rent	—	3,153
Other long-term liabilities	672	680
Total liabilities	671,056	339,971
Commitments and contingencies (Note 14)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	March 31, 2022	December 31, 2021
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 39,557 and 34,433 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 45,386 and 49,006 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 14,062 and 15,441 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	122,655	107,193
Accumulated deficit	(17,240)	(12,679)
Total stockholders' equity attributable to Dutch Bros Inc. / members’ equity	105,417	94,516
Non-controlling interests	108,033	119,213
Total equity	213,450	213,729
Total liabilities and equity	$884,506	$553,700
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands, except per share amounts; unaudited)	2022	2021
REVENUES
Company-operated shops	$130,187	$77,917
Franchising and other	21,969	20,868
Total revenues	152,156	98,785

COSTS AND EXPENSES
Cost of sales	121,167	66,508
Selling, general and administrative	45,214	35,986
Total costs and expenses	166,381	102,494

LOSS FROM OPERATIONS	(14,225)	(3,709)

OTHER EXPENSE
Interest expense, net	(2,489)	(1,017)
Other income (expense), net	221	(53)
Total other expense	(2,268)	(1,070)

LOSS BEFORE INCOME TAXES	(16,493)	(4,779)
Income tax expense (benefit)	(214)	43
NET LOSS	$(16,279)	$(4,822)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(4,822)
Less: Net loss attributable to non-controlling interests	(11,332)	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(4,947)	$—
Net loss per share of Class A and Class D common stock:[1]
Basic	$(0.10)	N/A
Diluted	$(0.10)	N/A
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	48,059	N/A
Diluted	48,059	N/A
_________________
1    Basic and diluted net loss per share of Class A and Class D common stock are applicable only for periods subsequent to September 14, 2021, the effective date of the Company’s Reorganization Transactions and IPO.

See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity

Three Months Ended March 31, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	386	957	1,343
Net loss	—	—	—	—	—	—	—	—	—	(4,947)	(11,332)	(16,279)
Equity-based compensation	—	—	—	—	—	—	—	—	3,122	—	6,778	9,900
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	124	—	—	—	—	—	—	—	(1,145)	—	(2,755)	(3,900)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	8,657	—	—	8,657
Effect of exchange of OpCo common units	—	—	—	—	—	—	—	—	4,828	—	(4,828)	—
Surrender and cancellation of Class C & D common stock	5,000	—	—	—	(3,620)	—	(1,379)	—	—	—	—	—
Balance, March 31, 2022	39,557	$—	64,699	$1	45,386	$1	14,062	$—	$122,655	$(17,240)	$108,033	$213,450

Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (continued)

(in thousands; unaudited)	Temporary Equity: Redeemable Common Units	Permanent Equity: Members’ Deficit	Total Members’ Equity
Balance, December 31, 2020	$1,535,772	$(1,458,285)	$77,487
Distribution to members	—	(3,618)	(3,618)
Increase in redemption value of redeemable common units	174,750	(174,750)	—
Net loss	—	(4,822)	(4,822)
Balance, March 31, 2021	$1,710,522	$(1,641,475)	$69,047
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(16,279)	$(4,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,182	5,350
Non-cash interest expense	147	25
Loss (gain) on disposal of assets	290	(274)
Equity-based compensation	9,900	14,650
Deferred income taxes	(511)	5
Non-cash operating leases	2,310	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,226)	(1,681)
Inventories, net	(3,515)	1,131
Prepaid expenses and other current assets	2,904	853
Other long-term assets	1,158	18
Accounts payable	(132)	(3,845)
Accrued liabilities	(1,903)	1,065
Other current liabilities	(193)	2,308
Deferred revenue	332	631
Deferred rent	—	82
Other long-term liabilities	(8)	(9)
Operating lease liabilities	(2,212)	—
Net cash provided by (used in) operating activities	(756)	15,487
Cash flows from investing activities:
Purchases of property and equipment	(39,982)	(7,942)
Proceeds from disposal of fixed assets	12	875
Acquisition of shops from franchisees	(6,051)	—
Net cash used in investing activities	(46,021)	(7,067)
Cash flows from financing activities:
Proceeds from line of credit	62,705	—
Payments on finance lease obligations	(997)	(531)
Payments on long-term debt	(34)	(935)
Payments of debt issuance costs	(2,749)	—
Distributions paid to members	—	(3,618)
Tax withholding payments upon vesting of equity awards	(3,900)	—
Net cash provided by (used in) financing activities	55,025	(5,084)
Net increase in cash and cash equivalents	8,248	3,336
Cash and cash equivalents, beginning of period	18,506	31,640
Cash and cash equivalents, end of period	$26,754	$34,976
Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,054	$1,272
Income taxes paid	130	7
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,723	N/A
Operating cash flows from operating leases	3,748	N/A
Financing cash flows from finance leases	997	N/A
Supplemental disclosure of noncash investing and financing activities
Additions of property with capital leases	—	4,621
Additions of property and equipment accrued in accounts payable	1,959	391
Deferred offering costs accrued	250	—
Transfer between line of credit and term loan facility	100,000	—
Right-of-use assets obtained in exchange for lease obligations [1]
Finance leases	64,954	N/A
Operating leases	157,249	N/A
_________________
1    Amounts for the three months ended March 31, 2022 include the transition adjustment for the adoption of Topic 842.
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc. (the Company) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products and accessories. As of March 31, 2022, there were 572 shops in operation in 12 U.S. states, of which 310 were company-operated and 262 were franchised.
Organization
Dutch Bros Inc. was formed on June 4, 2021 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of Dutch Bros OpCo. The Company is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, the Company consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31.
As of March 31, 2022, the Company held 100.0% of the voting interest and 32.8% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 67.2% of the economic interest of Dutch Bros OpCo.
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
•Acquired Class A common units and Class C voting units indirectly held by the Pre-IPO Blocker Holders in exchange for shares of Class D common stock.
•Pre-IPO Dutch Bros OpCo Unitholders’ contribution of Class A common units, Class B voting units, and Class C voting units to the Company in exchange for Class A common stock, Class B common stock, and Class C common stock, respectively.
Dutch Bros Inc.| Form 10-Q | 11

•The Company’s designation as managing member of Dutch Bros OpCo.
•Entered into two tax receivable agreements (Tax Receivable Agreements or TRAs), which provide for payment by Dutch Bros PubCo to the Continuing Members and the Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros PubCo would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. Therefore, the unaudited financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and on March 11, 2022.
Immaterial Correction of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the Company’s 2021 consolidated financial statements, management of the Company identified an error in application of Accounting Standards Codification (ASC) 710, Compensation-General, related to accrued sick leave pay. ASC 710-10-25-7 states that an employer is not required to accrue a liability for nonvesting accumulating rights to receive sick pay benefits. Historically, the Company accrued sick leave pay expense for each employee. As unused sick leave pay does not carry forward and is not paid out upon termination, the accrued liability should not have been recorded.
The Company has evaluated the effects of the corrections detailed in the table below on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections. The Company has concluded such corrections to be immaterial to its previously issued consolidated financial statements.
While management believes the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of December 31, 2021, and as of and for the three months ended March 31, 2021, the financial statement line items impacted by this error have been corrected. In addition, the immaterial error will be corrected prospectively in the Company’s subsequent quarterly and annual filings.
The tables below reflect the sections of the Company’s condensed consolidated financial statements that were impacted by the error.
Dutch Bros Inc.| Form 10-Q | 12

Condensed Consolidated Balance Sheets:

	December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Current liabilities:
Accrued liabilities	$24,513	$(3,543)	$20,970
Total current liabilities	142,277	(3,543)	138,734
Total liabilities	343,514	(3,543)	339,971

Stockholders’ equity:
Additional paid in capital	106,410	783	107,193
Accumulated deficit	(12,914)	235	(12,679)
Total stockholders’ equity attributable to Dutch Bros Inc.	93,498	1,018	94,516
Non-controlling interests	116,688	2,525	119,213
Total equity	$210,186	$3,543	$213,729
Condensed Consolidated Statement of Operations:

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$66,925	$(417)	$66,508
Selling, general and administrative	36,354	(368)	35,986
Total costs and expenses	103,279	(785)	102,494
Loss from operations	(4,494)	785	(3,709)
Loss before income taxes	(5,564)	785	(4,779)
Net loss	$(5,607)	$785	$(4,822)
Condensed Consolidated Statement of Changes in Members’ Equity:

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Permanent equity: members’ deficit
Balance, December 31, 2020	$(1,459,782)	$1,497	$(1,458,285)
Net loss	(5,607)	785	(4,822)
Balance, March 31, 2021	$(1,643,757)	$2,282	$(1,641,475)
Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(5,607)	$785	$(4,822)
Changes in operating assets and liabilities, net of acquisitions
Accrued expenses	1,850	(785)	1,065
Dutch Bros Inc.| Form 10-Q | 13

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
Reclassifications
The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On the condensed consolidated statements of cash flows, deferred income tax assets have been reclassified from other long-term assets.
Leases
The Company adopted ASC Topic 842 (ASC 842), Leases, as amended, with an effective date of January 1, 2022. Details of the adoption and the Company’s accounting policies related to leases are provided in NOTE 8 — Leases.
Revenue Recognition
Consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives in accordance with Accounting Standard Codification (ASC) Topic 606, Revenue from Contracts with Customers.
Loyalty and Gift Card Programs
In February 2021, the Company transitioned from a traditional loyalty program to a digital loyalty program. Under the previous program, a customer earned a “Stamp” for each purchase at a Dutch Bros coffee shop. After accumulating a certain number of Stamps, the customer earned a reward that may be redeemed for free product that, regardless of where the related Stamps were earned, would have been honored at company-operated shops and franchised shop locations. The Company deferred revenue associated with the estimated selling price of Stamps earned by customers towards free product as each Stamp was earned, and a corresponding contract liability was established. The estimated selling price of each Stamp earned was based on the estimated value of the product for which the reward was expected to be redeemed, net of Stamps not expected to be redeemed, based on historical redemption patterns. Stamps did not expire. As a result of the COVID-19 pandemic beginning in March 2020, the Company discontinued new Stamps. The Company continued to redeem previously earned Stamps through March 2021. In February 2021, the Company developed a new loyalty program (Dutch Rewards) in which the customer earns rewards through use of the Company’s mobile app that can be redeemed for free drinks. Earned rewards expire six months after issuance, and points collected but not redeemed expire after six months. The Company defers revenue as rewards are earned under the new loyalty program.
Dutch Bros Inc.| Form 10-Q | 14

Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability and unredeemed points from our Dutch Rewards loyalty program, as discussed above. Deferred revenue also includes customer advance payments and bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer.
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Vendor incentives	$9,006	$9,277
Advertising Expense
Advertising costs are expensed as they are incurred. Most franchise shops contribute to an advertising fund that the Company manages on behalf of the shops. Under the Company’s standard franchise agreement, the contributions received must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreement. The expenditures are primarily amounts paid to third parties but may also include personnel expenses and allocated costs. Advertising expense was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Advertising expense	$7,624	$5,917
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13, as amended, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For accounts receivable and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is evaluating the impact of this standard on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 15

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet, as well as new disclosure requirements. The Company adopted Topic 842 effective January 1, 2022 using the modified transition approach. For additional information, refer to NOTE 8 — Leases.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended March 31,
(in thousands)	2022	2021
Company-operated shops	$130,187	$77,917
Franchising	20,773	19,806
Other	1,196	1,062
Total revenues	$152,156	$98,785
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, January 1	$22,765	$10,576
Revenue deferred - card activations and rewards earned	53,107	25,257
Revenue recognized - card and rewards redemptions and breakage	(52,318)	(24,101)
Balance, March 31	23,554	11,732
Less: current portion	(20,959)	(9,601)
Deferred revenue, net of current portion, gift card and loyalty programs	$2,595	$2,131
Deferred revenue also includes customer advances and sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchisees. These deferred revenues reported in the Company’s consolidated balance sheets were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Customer advances and outstanding performance obligations	$2,437	$2,512
Initial unearned franchise fees from franchisees	2,428	2,560
Total deferred revenue, excluding gift card and loyalty programs	4,865	5,072
Less: current portion	(2,869)	(2,964)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,996	$2,108
Dutch Bros Inc.| Form 10-Q | 16

Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Earned franchise fees	$156	$120
Future amortization of initial unearned franchise fees is as follows for the years ending December 31:

(in thousands)
Remainder of 2022	$330
2023	390
2024	332
2025	278
2026	236
Thereafter	862
Total	$2,428
NOTE 4 — Shop Acquisitions
During the three months ended March 31, 2022, the Company repurchased the franchise rights and assets of five shops from one franchisee in California. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The fair values for the 2022 acquisitions are considered preliminary and subject to change within the measurement period (up to one year from the acquisition dates), as we have not obtained all of the detailed information to finalize the opening balance sheet related to the building and leasehold improvements purchased and franchise rights reacquired.

(in thousands)	March 31, 2022
Acquisition consideration:
Purchase price consideration	$6,051
Equipment and fixtures	197
Building and leasehold improvements	1,470
Inventories	67
Other assets	6
Operating lease right-of-use assets, net	2,327
Reacquired franchise rights	1,735
Other liabilities	(88)
Gift card liability	(250)
Operating lease obligations	(2,327)
Net assets acquired	3,137
Goodwill	$2,914
Reacquired franchise rights acquired have weighted-average useful lives of 4.2 years at the time of purchase for the acquisitions made during the three months ended March 31, 2022. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisitions, including sales and growth opportunities, and is expected to be fully deductible for tax purposes. Goodwill is allocated entirely to the Company-operated shops segment.
Dutch Bros Inc.| Form 10-Q | 17

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
The results of operations for the 2022 acquisitions are included in the Company’s consolidated statements of operations beginning on the dates of acquisition. Revenues of approximately $1.0 million and net income of approximately $0.2 million are included in the Company’s consolidated statements of operations for the three months ended March 31, 2022.
The following table reflects the unaudited pro forma results of the Company and the five shops purchased in 2022 as if the acquisitions had taken place as of January 1, 2021:

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021
Revenue	$154,107	$101,708
Net loss	$(15,902)	$(4,256)
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$5,709	$5,549
Finished goods	21,218	17,796
Total inventories	$26,927	$23,345
As of March 31, 2022 and 2021, reserves for inventories were $1,936 and $2,126, respectively.
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			March 31, 2022	December 31, 2021
Software	3			$7,213	$7,132
Equipment and fixtures	3	—	7	68,214	57,952
Leasehold improvements	5	—	9	22,991	20,744
Buildings	10	—	20	100,509	168,395
Land	N/A			5,034	5,242
Aircraft [1]	N/A			9,195	9,531
Construction-in-progress [2]	N/A			94,809	88,050
Property and equipment, gross				307,965	357,046
Less: accumulated depreciation				(50,053)	(55,048)
Property and equipment, net				$257,912	$301,998
_______________
1    Aircraft are depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Dutch Bros Inc.| Form 10-Q | 18

Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	$7,568	$3,975
Selling, general and administrative expenses	699	587
Total depreciation expense	$8,267	$4,562
No impairment charges were recognized for the three months ended March 31, 2022 and 2021.
NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	March 31, 2022	December 31, 2021
Reacquired franchise rights	3.9	$27,049	$25,314
Less: accumulated amortization		(15,126)	(14,211)
Intangibles, net		$11,923	$11,103
Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	$915	$788
The estimated future amortization expense of the reacquired franchise rights intangible assets for the five succeeding fiscal years and the aggregate thereafter as of March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$3,119
2023	3,389
2024	2,469
2025	1,435
2026	681
Thereafter	830
Total	$11,923
Dutch Bros Inc.| Form 10-Q | 19

Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2021	$18,715
Business combinations	2,914
Balance, March 31, 2022	$21,629
No impairment charges were recognized for the three months ended March 31, 2022 and 2021.
NOTE 8 — Leases
Adoption of ASC 842
The Company adopted ASC 842, as amended, using the modified retrospective transition method with an effective date of January 1, 2022. The modified retrospective approach permits a company to use its effective date as the date of initial application to apply the standard to its leases, and, therefore, not restate comparative prior period financial information. As such, results for reporting periods beginning on or after January 1, 2022 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (ASC 840). Further, disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2022. The adoption of the lease standard resulted in a cumulative adjustment to opening equity of $1.3 million.
Upon adoption, the Company recognized additional operating lease liabilities of $152.8 million based on the present value of the remaining lease payments for existing operating leases, and right-of-use assets of $150.7 million, net of reductions for the impacts of deferred rents. As part of the transition, the Company derecognized all landlord funded lease incentives and deemed landlord financing liabilities, including capital assets related to previous sale and leaseback transactions which were remeasured under ASC 842.
The standard provides several optional practical expedients in transition. The Company elected the package of practical expedients, which permits it to not reassess, under the new standard, the Company's prior conclusions about lease identification, lease classification and initial direct costs. As such, the Company applied the modified retrospective transition method as of the adoption date to those lease contracts for which it had taken possession of the property as of January 1, 2022.
The Company also elected the practical expedient pertaining to land easements and did not elect the practical expedient related to use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption and also the practical expedient to not separate lease and non-lease components for all its leases.
Dutch Bros Inc.| Form 10-Q | 20

Upon transition, on January 1, 2022, the Company recorded the following increases (decreases) to the respective line items on its condensed consolidated balance sheet:

(in thousands)	Adjustments as of January 1, 2022
Property and equipment, net	$(79,821)
Finance lease right-of-use assets	111,826
Operating lease right-of-use assets	150,689
Deferred rent	(3,153)
Current portion of finance lease obligations	607
Current portion of operating lease obligations	8,430
Current portion of long-term debt	(46)
Finance lease obligations, net of current portion	32,534
Operating lease obligations, net of current portion	144,405
Long-term debt, net of current portion	(1,426)
Retained earnings (accumulated deficit)	386
Non-controlling interests	957
Nature of Leases
The Company leases all of its domestic company-operated shops, warehouse facilities, headquarters buildings, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2041. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether the Company has the right to direct the use of the asset. If these criteria are met and a lease has been identified, the Company accounts for the contract under the requirements of ASC 842.
Lease commencement is determined when the Company takes possession of a leased asset, at which time the Company also determines the lease classification as an operating or finance lease. The Company’s real estate leases are comprised of commercial ground leases (land only) and build-to-suit leases (land and building).
The real estate leases are a combination of both operating and finance leases, depending an evaluation of the lease terms. Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options at five-years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. The Company’s real estate leases typically provide for fixed minimum rent payments. For operating leases, the Company recognizes lease expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a lease commences is included in the calculation of the right-of-use asset. Once a lease commences, the Company records lease expense in cost of sales or selling, general and administrative expense on the Company’s condensed consolidated statements of operations, depending on the lease classification. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability. Variable lease costs are included in cost of sales on the condensed consolidated statements of operations.
Dutch Bros Inc.| Form 10-Q | 21

The Company calculates right-of-use assets and lease liabilities based on the present value of the fixed lease payments, including any estimated lease incentives, at lease commencement using its incremental borrowing rate, applied on a portfolio basis. As the rate implicit in the Company’s leases cannot be readily determined, the discount rate used to measure the lease liability is equal to the rate the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
The Company expends cash for leasehold improvements to build out and equip its leased premises. For certain leases, a portion of the leasehold improvements and building costs are reimbursed by landlords as landlord incentives pursuant to agreed-upon terms in the Company’s lease agreements. Landlord incentives, if obtained, are received in cash after the Company takes possession of the property, and as the Company meets required milestones during the construction of the property. The Company includes these amounts in the measurement of the initial right-of-use asset and lease liability.
A summary of finance and operating lease right-of-use assets and lease liabilities as of March 31, 2022 is as follows:

(in thousands)	Balance Sheet Classification	March 31, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets	$141,874
Operating leases	Operating lease right-of-use assets	154,939
Total right-of-use assets		$296,813

Lease liabilities
Finance leases	Current portion of finance lease obligations	$4,491
	Finance lease obligations, net of current portion	142,884

Operating leases	Current portion of operating lease obligations	8,698
	Operating lease obligations, net of current portion	148,483
Total lease liabilities		$304,556
The components of lease cost were as follows for the period presented:

(in thousands)	Statement of Operations Classification	Three Months Ended March 31, 2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$2,194
Interest on lease liabilities	Interest expense	1,723
Total finance lease cost		3,917

Operating lease cost	Cost of sales	3,847

Variable lease cost	Cost of sales	493
Total lease cost		$8,257
Dutch Bros Inc.| Form 10-Q | 22

Future minimum lease payments for finance and operating lease liabilities as of March 31, 2022 were as follows:

(in thousands)	Finance	Operating
Remainder of 2022	$8,718	$11,104
2023	12,549	14,503
2024	12,645	14,040
2025	12,871	13,760
2026	13,193	13,647
Thereafter	156,631	146,238
Total	$216,607	$213,292
Less: imputed interest	(69,232)	(56,111)
Present value of minimum lease payments	147,375	157,181
Less: current portion	(4,491)	(8,698)
Lease liabilities, net of current portion	$142,884	$148,483
Future minimum lease payments under noncancellable operating leases and capital lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Capital	Operating
2022	$8,824	$12,398
2023	8,672	12,002
2024	8,743	11,699
2025	8,926	11,420
2026	9,229	11,297
Thereafter	85,985	125,774
Total	$130,379	$184,590
Less: imputed interest	(47,402)
Present value of minimum lease payments	82,977
Less: current portion	(3,389)
Lease liabilities, net of current portion	$79,588
A summary of lease terms and discount rates for finance and operating leases as of March 31, 2022 is as follows:

March 31, 2022
Weighted-average remaining lease term (years)
Finance leases	15.8
Operating leases	15.4

Weighted-average discount rate (percentages)
Finance leases	5.1%
Operating leases	4.0%
Dutch Bros Inc.| Form 10-Q | 23

NOTE 9 — Debt
Senior Secured Credit Facility
On February 28, 2022 (the Effective Date) the Company amended its credit facility entered into on May 12, 2021 with JPMorgan Chase, N.A. (the Senior Secured Credit Facility). The amended facility (the 2022 Credit Facility) has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a delayed draw term loan facility of up to $150 million, and a term loan facility of up to $100 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. It also contains an option allowing the Company to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
Upon entering into the 2022 Credit Facility, in February 2022, the Company drew the full $100 million term loan facility and approximately $28 million in revolving loans, and the existing credit facility was repaid and terminated.
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
The Company is required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45% (depending on the Company’s maximum net lease-adjusted total leverage ratio) based on the (i) average daily unused portion of the revolving credit facility, and (ii) the daily undrawn amount of the delayed draw term loan facility.
The 2022 Credit Facility contains financial covenants that require the Company to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The 2022 Credit Facility also contains certain negative covenants that, among other things, restrict the Company’s ability to incur additional debt, grant liens on assets, merge with or acquire other companies, make other investments, dispose of assets, and enter into sale and leaseback transactions and swap agreements. Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
As of March 31, 2022, $100 million and approximately $28 million was outstanding on the term loan and revolving loans, respectively, and $222 million was available for borrowing on the revolving loans. The term loan bears interest at 2.54% and revolving loans bear interest at 2.66% as of March 31, 2022, and the Company was in compliance with its financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 24

Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	March 31, 2022	December 31, 2021
Terms loan under credit facility	$100,000	$—
Finance lease obligation[1]	—	2,978
Unsecured note payable	602	628
Total debt	100,602	3,606
Less: loan origination fees	(1,329)	—
Less: current portion	(1,979)	(103)
Total long-term debt, net of current portion	$97,294	$3,503
_______________
1    Effective January 1, 2022, with our adoption of ASC 842 (Leases), this sales-leaseback transaction was remeasured and included in our lease obligations.
Future annual maturities of long-term debt as of March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$1,953
2023	2,609
2024	4,491
2025	6,998
2026	13,256
Thereafter	71,295
Total	$100,602
NOTE 10 — Income Taxes

	Three Months Ended March 31,
(in thousands)	2022	2021
Income tax expense (benefit)	$(214)	$43
Effective tax rate	1.3%	(0.9)%
Three Months Ended March 31, 2022 v 2021
The tax benefit was primarily driven by losses allocated from Dutch Bros OpCo to the Company, partially offset by state taxes and the tax expense of the corporate subsidiary.
The Company’s estimated annual effective tax rate is less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interests.
As a result of the Secondary Offering, the Company recorded an additional deferred tax asset, net of valuation allowance, of $63.8 million, which primarily consists of the Company’s outside basis differences in its limited liability company subsidiaries. As of March 31, 2022, the Company recognized deferred tax assets of approximately $223.4 million, net of a valuation allowance of approximately $1.5 million.
Dutch Bros Inc.| Form 10-Q | 25

The Secondary Offering also resulted in the Company recording an additional TRA liability of $55.2 million. As of March 31, 2022, the Company had a liability of approximately $164.9 million related to its projected obligations under the TRAs in connection with the 2021 reorganization and exchange transactions, and the Secondary Offering. TRAs-related liabilities are classified as current or non-current based on the expected date of payment and are included in the Company’s consolidated balance sheets under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively. For additional information, refer to NOTE 1 — Organization and Background.
For additional information related to the Secondary Offering, refer to NOTE 11 — Equity and Equity-Based Compensation.
NOTE 11 — Equity and Equity-Based Compensation
Equity Transactions
During the three months ended March 31, 2022, the Company’s Sponsor executed the Secondary Offering, and exchanged approximately 3.6 million Dutch Bros OpCo Class A common units for Dutch Bros PubCo Class A common stock, and also converted approximately 1.4 million shares of Dutch Bros PubCo Class D common stock into Dutch Bros PubCo Class A common stock, for a total of 5.0 million shares of Dutch Bros PubCo Class A common stock. Subsequent to these exchanges and conversions, the Company’s Sponsor sold the 5.0 million shares of Class A common stock in the public market in accordance with Rule 144 of the Securities Act of 1933. These transactions were executed directly by the Sponsor, and no sales proceeds were received by the Company.
Equity Awards
As of March 31, 2022, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Unless indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. The service vesting condition is currently a period of three years. For awards granted prior to 2022, vesting will occur in equal one-third installments on each anniversary of the vesting commencement date, subject to grantee’s continued service to the Company through each vesting date. Beginning with awards granted in 2022, vesting may occur as either (i) 50% each of the total award on the second and third anniversaries of the vesting commencement date, or (ii) 100% cliff vesting of the total award on the third anniversary of the vesting commencement date, subject to grantee’s continued service to the Company through the applicable vesting date(s).
During the three months ended March 31, 2022, the total weighted-average grant date fair value of RSAs and RSUs vested was approximately $29.0 million and $8.6 million, respectively.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2021	4,000	$23.00
Vested	(1,263)	23.00
Balance, March 31, 2022	2,737	$23.00
Dutch Bros Inc.| Form 10-Q | 26

Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2021	596	$43.55
New grants	145	49.37
Vested	(198)	43.55
Forfeitures	(1)	49.37
Balance, March 31, 2022	542	$45.11
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Selling, general and administrative expenses	$9,900	$14,650
As of March 31, 2022, total unrecognized stock-based compensation related to unvested stock awards was $76.6 million, which will be recognized as follows:

(in thousands)
2022	$31,457
2023	41,650
2024	3,056
2025	393
Total unrecognized stock-based compensation expense	$76,556
NOTE 12 — Non-Controlling Interests
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
Dutch Bros Inc.| Form 10-Q | 27

The following table summarizes the ownership interest in Dutch Bros OpCo:

	March 31, 2022
(in thousands)	OpCo Units	Ownership %
Class A common units held by Dutch Bros Inc.[1]	53,619	32.8%
Class A common units held by non-controlling interest holders	110,085	67.2%
Total Class A common units outstanding	163,703	100.0%
_________________
1    Includes approximately 2.7 million common units related to unvested restricted stock awards held by former Profits Interest Units holders. These common units are excluded from non-controlling interest calculations.
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage for the three months ended March 31, 2022 was 70.1%.
The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity:

(in thousands)	Three Months Ended March 31, 2022
Net loss attributable to Dutch Bros Inc.	$(4,947)
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo common units	4,828
Change from net loss attributable to Dutch Bros Inc. and transfers from non-controlling interests	$(119)
NOTE 13 — Loss Per Share
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
Prior to the Reorganization Transactions, the Dutch Bros OpCo had multiple classes of units with different economic rights. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per unit information has not been presented for the three months ended March 31, 2021.
Dutch Bros Inc.| Form 10-Q | 28

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A and Class D common stock for the three months ended March 31, 2022:

(in thousands)	Three Months Ended March 31, 2022
Numerator:
Net loss	$(16,279)
Less: net loss attributable to non-controlling interests	(11,332)
Net loss attributable to Dutch Bros Inc.	$(4,947)
The following table sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock:

(in thousands, except per share amounts)	Three Months Ended March 31, 2022
Numerator:
Net loss attributable to Dutch Bros Inc.	$(4,947)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	48,059
Dilutive effect of restricted stock awards	—
Dilutive effect of restricted stock units	—
Weighted-average number of shares of Class A and Class D common stock outstanding - diluted	48,059

Basic net loss per share attributable to common stockholders	$(0.10)
Diluted net loss per share attributable to common stockholders	$(0.10)
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
The following common stock equivalents were excluded from diluted loss per share in the period presented because they were anti-dilutive:

Three Months Ended March 31, 2022
Restricted stock awards	2,737
Restricted stock units	542
Total anti-dilutive securities	3,279
Dutch Bros Inc.| Form 10-Q | 29

NOTE 14 — Commitments and Contingencies
Purchase Obligations
The Company enters into fixed-price and price-to-be fixed green coffee purchase commitments. For both fixed-price and price-to-be fixed purchase commitments, the Company expects to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used in the normal purchases of green coffee and not for speculative purposes. The Company does not enter into futures contracts or other derivative instruments related to its green coffee purchase commitments.
Guarantees
The Company periodically provides guarantees to franchisees for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of March 31, 2022 and December 31, 2021, the Company had guaranteed approximately $1.7 million and $1.7 million, respectively, in franchisee lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
NOTE 15 — Related Party Transactions
The Company’s donations to Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer serves on the board of directors, were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Donations to Dutch Bros Foundation	$1,373	$2,125
NOTE 16 — Segment Reporting
Segment information is prepared on the same basis that the Company’s Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), manages the segments, evaluates financial results and makes key operating decisions. The Company’s CEO evaluates the financial performance of the Company based on two operating segments: Company-operated shops and Franchising and other. The Company-operated shops segment includes coffee shop sales to customers. The Franchising and other segment includes bean and product sales to franchisees and includes the initial franchise fees, royalties, and marketing fees.
The CODM reviews segment performance and allocates resources based upon segment contribution, which is defined as segment gross profit before depreciation and amortization.
Dutch Bros Inc.| Form 10-Q | 30

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
No changes have been made to the Company’s segments during the three months ended March 31, 2022. In addition, no customer represents 10% or more of total accounts receivable or revenues as of and for the three months ended March 31, 2022 and 2021.
Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021 ¹
Revenues:
Company-operated shops	$130,187	$77,917
Franchising and other	21,969	20,868
Total revenues	152,156	98,785
Cost of sales:
Company-operated shops	113,548	60,339
Franchising and other	7,619	6,169
Total cost of sales	121,167	66,508
Segment contribution:
Company-operated shops	23,779	20,849
Franchising and other	15,692	16,192
Total segment contribution	$39,471	$37,041
Depreciation and amortization:
Company-operated shops	7,140	3,271
Franchising and other	1,342	1,493
Total depreciation and amortization	8,482	4,764
Selling, general and administrative	(45,214)	(35,986)
Interest expense, net	(2,489)	(1,017)
Other income (expense), net	221	(53)
Loss before income taxes	$(16,493)	$(4,779)
_________________
1    The Company identified immaterial corrections related to the accrual of employee sick leave and the application of ASC 710, Compensation - General, which resulted in revisions to segments’ prior period reported amounts for the three months ended March 31, 2021. The impacted line items are presented below.
•Decrease in company-operated shops cost of sales (labor costs) of $0.38 million
•Decrease in franchising and other cost of sales of $0.03 million
•Decrease in total cost of sales of $0.4 million
•Increase in company-operated shops gross profit and segment contribution of $0.38 million
•Increase in franchising and other gross profit and segment contribution of $0.03 million
•Increase in total gross profit and segment contribution of $0.4 million
•Decrease in selling, general and administrative expenses of $0.4 million
•Decrease in loss before income taxes of $0.8 million
Dutch Bros Inc.| Form 10-Q | 31

NOTE 17 — Subsequent Events
Interest Rate Swap Contract
On April 1, 2022, the Company completed an interest rate swap transaction with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto, with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap transaction (the Interest Rate Swap) was to fix the term loan interest rate at 2.67%. The Interest Rate Swap has a maturity date of February 28, 2027.
Property Sale
On April 19, 2022, the Company sold the land and building at its Kansas City, Kansas shop location for approximately $2.6 million, net of closing costs. The Company will continue to operate at this location, and will leaseback the land and building.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and Highlights
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
As of March 31, 2022, we had 572 company-operated and franchised shops in 12 states, an increase of approximately 26.3% from the same period in the prior year. For the three months ended March 31, 2022, we generated $152.2 million of revenue, a $(16.3) million net loss, and $(0.10) loss per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-Q | 32

Key Highlights
•Celebrated 30 years of serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers in February 2022 with events in Nashville, TN and at our headquarters in Grants Pass, OR.
•We opened 34 company-operated shops in Q1 2022, and now company-operated shops represent 54.2% of our total shops, which is an increase of 62.3% from the same period in 2021.
•In February 2022, we increased our available credit under our credit facility to enable a faster pace of shop openings.
Impact of Global Events
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
Inflation and Minimum Wage Increases
Similar to many of our peers in the industry, in the three months ended March 31, 2022, we encountered current commodity inflation and experienced increasing minimum wages in certain states. We expect commodity inflation to continue to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, have taken measures to gradually increase our menu prices to help offset these pressures. We will continue to evaluate further pricing actions into 2022 to protect our operating results.
Russia/Ukraine Conflict
To date, the conflict between Russia and Ukraine has not had a material direct impact on our business, financial condition, or results of operations. Indirectly, this conflict and resulting sanctions may have caused recent increases in oil and gas prices. Because of our drive-thru shops model, we are monitoring closely the impact of recent significant increases in oil and gas prices on our customers’ behavior and believe such increases have resulted in decreased demand, which we believe is likely to continue. We are also monitoring any broader economic impact of the current conflict, including its effect on commodities (including oil and gas), liquidity and credit availability, declines in consumer confidence, declines in global economic growth, inflation, uncertainty about economic stability, and recent increases in unemployment rates.

Dutch Bros Inc.| Form 10-Q | 33

Results of Operations
Our historical results have been retroactively revised to reflect an immaterial error correction related to the accrual of employee sick leave. These revisions ensure comparability across all periods reflected herein. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 16 — Segment Reporting, included elsewhere in this Form 10-Q.
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021
REVENUES
Company-operated shops	$130,187	$77,917
Franchising and other	21,969	20,868
Total revenues	152,156	98,785

COSTS AND EXPENSES
Cost of sales	121,167	66,508
Selling, general and administrative	45,214	35,986
Total costs and expenses	166,381	102,494

LOSS FROM OPERATIONS	(14,225)	(3,709)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,489)	(1,017)
Other expense, net	221	(53)
Total other expense	(2,268)	(1,070)

LOSS BEFORE INCOME TAXES	(16,493)	(4,779)
Income tax expense (benefit)	(214)	43
NET LOSS	(16,279)	(4,822)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(4,822)
Less: Net loss attributable to non-controlling interests	(11,332)	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(4,947)	$—
Dutch Bros Inc.| Form 10-Q | 34

Segment Financials

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021
Revenues:
Company-operated shops	$130,187	$77,917
Franchising and other	21,969	20,868
Total revenues	152,156	98,785
Cost of sales:
Company-operated shops	113,548	60,339
Franchising and other	7,619	6,169
Total cost of sales	121,167	66,508
Segment gross profit:
Company-operated shops	16,639	17,578
Franchising and other	14,350	14,699
Total gross profit	30,989	32,277
Selling, general and administrative	(45,214)	(35,986)
Interest expense, net	(2,489)	(1,017)
Other income (expense), net	221	(53)
Loss before income taxes	$(16,493)	$(4,779)
Depreciation and amortization:
Company-operated shops	$7,140	$3,271
Franchising and other	1,342	1,493
All other	700	586
Total depreciation and amortization	$9,182	$5,350
Dutch Bros Inc.| Form 10-Q | 35

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended March 31,
(in thousands, except shop count data; unaudited)	2022	2021
Shop count, beginning of period
Company-operated	271	182
Franchised	267	259
	538	441
Company-operated new openings	34	9
Franchised new openings	—	3
Acquisition of franchise shops	5	—
Shop count, end of period
Company-operated	310	191
Franchised	262	262
Total shop count	572	453

Average unit volume (AUV) [1]	$1,892	$1,712
Company-operated shops	$1,829	$1,610

Same shop sales growth [2,4]	6.0%	7.0%
Company-operated shops	5.1%	10.0%

Company-operated shop revenues	$130,187	$77,917
Company-operated shop gross profit	16,639	17,578
Company-operated shop contribution [3]	23,779	20,849
Company-operated shop gross profit as a % of company-operated shop revenue	12.8%	22.6%
Company-operated shop contribution as a % of company-operated shop revenue [3]	18.3%	26.8%

Net loss	$(16,279)	$(4,822)
Adjusted EBITDA [3]	9,662	18,685
Net loss as % of revenue	(10.7)%	(4.9)%
Adjusted EBITDA as % of revenue [3]	6.4%	18.9%

Systemwide sales [4]	$254,565	$190,477
Dutch Rewards member registrations [5]	489	1,555
_________________
1    AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months. AUVs are calculated by dividing the net sales by the total number of systemwide and company-operated shops, respectively. Management uses this metric as an indicator of shop growth and future expectations of mature locations.
Dutch Bros Inc.| Form 10-Q | 36

2    Same shop sales growth reflects the change in year-over-year sales for the comparable shop base, which we define as shops open for 15 complete months or longer. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended March 31,
	2022	2021
Systemwide shop base	414	355
Company-operated shop base	173	113
3    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
4    Systemwide sales and systemwide same shop sales include company-operated shop revenue and sales at franchised shops during the comparable periods noted. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of overall Dutch Bros financial health, growth and future expansion prospects.
5    Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards app, was launched February 2021. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards app and future promotional plans.
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended March 31,
	2022		2021
(in thousands; unaudited)	$	%	$	%
Company-operated shop revenue	130,187	100.0	77,917	100.0

Beverage, food and packaging costs	35,622	27.4	18,198	23.4
Labor costs	41,761	32.1	25,340	32.5
Occupancy and other costs	23,003	17.7	11,801	15.1
Pre-opening costs	6,022	4.6	1,729	2.2
Depreciation and amortization	7,140	5.5	3,271	4.2
Company-operated shop gross profit	16,639	12.8	17,578	22.6
Company-operated shop contribution [1]	23,779	18.3	20,849	26.8
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Company-operated Shop Segment Performance
Company-operated Shop Revenue

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Company-operated shop revenue	$130,187	$77,917	$52,270	67.1%
Dutch Bros Inc.| Form 10-Q | 37

The Company-operated shop revenue increase was driven by the following:
+    $3.5 million from same shop sales growth (5.1% for 2022) in the comparable shop base1.
+    $48.8 million from company-operated shops opened during 2022 and 2021.
_________________
1    For purposes of calculating company-operated same shop revenue growth, company-operated shop revenue for 173 shops was included in the comparable shop base.
Discounts
As a percentage of gross sales, the sales and promotional discounts were 12.2% and 13.4% for the three months ended March 31, 2022 and 2021, respectively. Sales and promotional discounts have settled to our targeted go-forward rate, with our longer term run rate expected to be in the low double digits.
Beverage, Food and Packaging Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Beverage, food and packaging costs	$35,622	$18,198	$17,424	95.7%
As a percentage of revenue	27.4%	23.4%	N/A	400	bps
Three Months Ended March 31, 2022 v 2021
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$12,207	N/A
Higher ingredient costs	6,211	480
Volume	(1,624)	N/A
Higher new shop operating inefficiencies	630	50
Pricing impacts	N/A	(70)
Promotional discounts	N/A	(60)
Total change	$17,424	400
Labor Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Labor costs	$41,761	$25,340	$16,421	64.8%
As a percentage of revenue	32.1%	32.5%	N/A	(40)	bps
Dutch Bros Inc.| Form 10-Q | 38

Three Months Ended March 31, 2022 v 2021
The labor costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$14,027	N/A
Legislated minimum wage increases and higher minimum staffing standards	3,125	240
Volume	831	N/A
Lower COVID-19 leave expenses	(1,562)	(120)
Pricing impacts	N/A	(100)
Promotional discounts	N/A	(60)
Total change	$16,421	(40)
Occupancy and Other Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Occupancy and other costs	$23,003	$11,801	$11,202	94.9%
As a percentage of revenue	17.7%	15.1%	N/A	260	bps
Three Months Ended March 31, 2022 v 2021
The occupancy and other costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$6,532	N/A
Other occupancy cost escalation	1,927	150
Higher preventative maintenance programs and higher store operating expenses	1,868	150
Rent/CAMS	725	60
Higher new shop operating inefficiencies	666	50
Volume	420	N/A
Cash tender reinstitution	(936)	(70)
Pricing impacts	N/A	(50)
Promotional discounts	N/A	(30)
Total change	$11,202	260
Pre-opening Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Pre-opening costs	$6,022	$1,729	$4,293	248.3%
As a percentage of revenue	4.6%	2.2%	N/A	240	bps
New company-operated shops opened	34	9	25	277.8%
The increase in pre-opening costs were primarily driven by opening 25 more company-operated shops in the three months ended March 31, 2022 as compared to the same period in 2021, while also realizing cost and operational efficiencies.
Dutch Bros Inc.| Form 10-Q | 39

Depreciation and Amortization

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Depreciation and amortization	$7,140	$3,271	$3,869	118.3%
As a percentage of revenue	5.5%	4.2%	N/A	130	bps
The increase in depreciation and amortization was primarily driven by the opening of new company-operated shops during both 2022 and 2021.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Company-operated shop gross profit	$16,639	$17,578	$(939)	(5.3)%
As a percentage of revenue	12.8%	22.6%	N/A	(980)	bps
Company-operated shop contribution [1]	$23,779	$20,849	$2,930	14.1%
As a percentage of revenue	18.3%	26.8%	N/A	(850)	bps
Three Months Ended March 31, 2022 v 2021
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, in basis points, were driven by the following:

(unaudited)	BPS
Higher ingredient costs	(480)
Legislated minimum wage increases and higher minimum staffing standards	(240)
Costs increases	(720)
Menu price increases	220
Lower promotional discounts	150
Pricing and discounts	370
Higher preventative maintenance programs and higher store operating expenses	(150)
Higher pre-opening expenses	(240)
Higher new shop operating inefficiencies	(100)
New shop related charges	(340)
Lower COVID-19 leave expenses	120
Other	(260)
Total change in Company-operated shop gross profit	(980)
Depreciation and amortization	130
Total change in Company-operated shop contribution	(850)
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-Q | 40

Franchising and Other Segment Performance

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Franchising and other revenue	$21,969	$20,868	$1,101	5.3%
Franchising and other gross profit	$14,350	$14,699	$(349)	(2.4)%
As a percentage of revenue	65.3%	70.4%	N/A	(510)	bps
Three Months Ended March 31, 2022 v 2021
The Franchising and other gross profit impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Inventory management	$(1,088)	(510)
Same shop sales	953	N/A
Store weeks	499	N/A
Other	(713)	—
Total change	$(349)	(510)
Selling, General, and Administrative

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Selling, General and Administrative	$45,214	$35,986	$9,228	25.6%
As a percentage of revenue	29.7%	36.4%	N/A	(670)	bps
Three Months Ended March 31, 2022 v 2021
The selling, general, and administrative impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:
+    $8.5 million from investments in human capital, processes, and systems to support our revenue growth.
+    $2.4 million or 160 bps from company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
+    $1.8 million or 120 bps from higher costs incurred as a result of being a public company.
+    $1.2 million or 80 bps from write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 pandemic as a substitute for in person engagement practices pre- pandemic. The platform was determined ineffective, particularly as we shift back to in person engagement and easing of restrictions related to the COVID-19 pandemic.
-    $4.7 million or 310 bps from lower equity-based compensation charges.
The summation of the impact of the specific items above would have increased selling, general and administrative expenses by 50 bps to be 36.9% of revenue. However, leverage from revenue growth reduces that percentage by 720 bps to be 29.7% of revenue.
Dutch Bros Inc.| Form 10-Q | 41

Other Expense

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Interest expense on finance leases	$(1,719)	$(824)	$(895)	108.6%
Other interest expense, net	(770)	(193)	(577)	299.0%
Interest expense, net	$(2,489)	$(1,017)	$(1,472)	144.7%
Other income (expense)	221	(53)	274	N/M
Total other expense	$(2,268)	$(1,070)	$(1,198)	112.0%
Three Months Ended March 31, 2022 v 2021
The interest expense, net increase was primarily driven by additional finance leases for new shop builds, and increased borrowings associated with our credit facility.
The other income (expense) increase was primarily driven by sales of previously written off Dutchwear inventory.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Income tax expense (benefit)	$(214)	$43	$(257)	N/M
Effective tax rate	1.3%	(0.9)%	N/A	220 bps
Three Months Ended March 31, 2022 v 2021
The tax benefit was primarily driven by losses allocated from Dutch Bros OpCo to the Company, partially offset by state taxes and the tax expense of the corporate subsidiary.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $26.8 million and $18.5 million as of March 31, 2022 and December 31, 2021, respectively.
For the three months ended March 31, 2022, our principal sources of liquidity were cash flows from our new term loan, revolving credit facilities, and operations. Our principal uses of liquidity for the three months ended March 31, 2022 were to pay off our prior revolving credit facility and fund our new shop builds and working capital needs.
Dutch Bros Inc.| Form 10-Q | 42

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Net cash flows provided by (used in) operating activities	$(756)	$15,487	$(16,243)	(104.9)%
Net cash flows used in investing activities	(46,021)	(7,067)	(38,954)	N/M
Net cash provided by (used in) financing activities	55,025	(5,084)	60,109	N/M
Net increase in cash	$8,248	$3,336	$4,912	147.2%
Cash and cash equivalents at beginning of period	18,506	31,640	(13,134)	(41.5)%
Cash and cash equivalents at end of period	$26,754	$34,976	$(8,222)	(23.5)%
Operating Activities
The decrease in operating activities cash flows was primarily driven by higher inventory as a result of additional company-operated shops and rising product costs, which was partially offset by use of prepaid expenses for our 30 year anniversary celebration events and increased deferred revenue on our Dutch Rewards loyalty app.
Investing Activities
The decrease in investing activities cash flows was primarily driven by investment in capital expenditures as a result of new company-operated shop openings and our acquisition of franchise shops.
Financing Activities
The increase in financing activities cash flows was primarily driven by draws from new term loan and revolving credit facilities, which were partially offset by the payoff of prior revolving credit facility.
Cash Requirements
We believe that cash provided by operating activities, cash and cash equivalents, and proceeds from our 2022 Credit Facility are adequate to fund our debt service requirements, operating lease obligations, and working capital obligations for at least the next 12 months.
Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops. We currently expect to fund our material cash requirements in the long term with additional proceeds from our 2022 Credit Facility, but we may also seek additional debt or equity financing.
As of March 31, 2022, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2021:
•Operating lease obligations — increased approximately $29 million from the adoption of ASC 842, Leases, and newly commenced leases during the three months ended March 31, 2022.
•Finance lease obligations — increased approximately $86 million from the adoption of ASC 842, Leases, and newly commenced leases during the three months ended March 31, 2022.
•Debt obligations — increased approximately $63 million on a net basis due to our new 2022 Credit Facility for the three months ended March 31, 2022.

Dutch Bros Inc.| Form 10-Q | 43

Senior Secured Credit Facility
JP Morgan Credit Facility
On February 28, 2022 (the Effective Date) we amended our Senior Secured Credit Facility with JPMorgan Chase, N.A. The 2022 Credit Facility has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $150 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. It also contains an option allowing Dutch Bros PubCo to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
Upon entering into the 2022 Credit Facility, we drew a $100 million term loan and approximately $28 million in revolving loans, and the existing credit facility was repaid and terminated.
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
Interest Rate Swap Contract
On April 1, 2022, Dutch Bros PubCo completed an interest rate swap transaction with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto, with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap transaction (the Interest Rate Swap) was to fix the term loan interest rate at 2.67%. The Interest Rate Swap has a maturity date of February 28, 2027.
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
Material changes to our critical accounting estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 are listed below. Refer also to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies within the condensed consolidated financial statements for further information.
Dutch Bros Inc.| Form 10-Q | 44

Dutch Rewards Loyalty Program
Eligible customers who register for the Dutch Rewards loyalty program earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free drink. Earned rewards expire six months after they are issued, and points collected but not redeemed expire after six months.
The estimation of the standalone selling price of points and other rewards issued to customers involves several assumptions, primarily the estimated value of product for which the reward is expected to be redeemed and the probability that the points or reward will expire. Our estimate of points and other rewards we expect to be redeemed is based on historical company-specific data. These inputs are subject to change over time due to factors such as menu price increases, changes in points redemption options, and changes in customer behavior.
Leases
The estimation of our incremental borrowing rate and assumptions of our lease terms, including reasonable renewal periods, which are used in our calculation of right-of-use assets and lease liabilities.
Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
Our non-GAAP financial measures reflect adjustments based on one or more of the following items. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from these results should be carefully evaluated.
Company-operated shop contribution (in dollars and as a percentage of revenue)
Definition and/or calculation
Company-operated segment gross profit, before company-operated shop depreciation and amortization. Company-operated shop contribution in dollars (as defined), taken as a percentage of company-operated shop revenue.
Usefulness to management and investors
This non-GAAP measure is used by our management in making performance decisions without the impact of non-cash depreciation and amortization charges. This is a standard metric used across the industry by our investors.
EBITDA, Adjusted EBITDA (in dollars and as a percentage of revenue)
EBITDA — definition and/or calculation
Net income (loss) before interest expense (net of interest income), income taxes expense (benefit), and depreciation and amortization expense.
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses associated with equity offerings, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: prepaid costs not utilized, and costs incurred for company-wide milestone events. Adjusted EBITDA in dollars (as defined), taken as a percentage of total revenue.
Dutch Bros Inc.| Form 10-Q | 45

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
Expenses associated with equity offerings
Costs incurred as a result of our equity offerings. These costs include legal fees, consulting fees, tax and accounting fees, and payroll taxes related to the grant and vesting of equity awards for certain employees.
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
COVID-19: Prepaid costs not utilized
Costs related to the write-off of previously prepaid expenses for the development of a virtual corporate engagement platform built in response to the health restrictions of the COVID-19 pandemic. The platform was developed as a substitute for in person engagement practices used pre-pandemic. The platform has been determined ineffective, particularly as we shift back to in-person events with the easing of restrictions related to the COVID-19 pandemic.
Milestone events
Costs incurred for company-wide events to celebrate 30 years of serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
Dutch Bros Inc.| Form 10-Q | 46

Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended March 31,
	2022		2021 ¹
(in thousands; unaudited)	$	%	$	%
Company-operated shop gross profit	16,639	12.8	17,578	22.6
Depreciation and amortization	7,140	5.5	3,271	4.2
Company-operated shop contribution	23,779	18.3	20,849	26.8

Net loss	(16,279)	(10.7)	(4,822)	(4.9)
Depreciation and amortization	9,182	6.0	5,350	5.4
Interest expense, net	2,489	1.6	1,017	1.0
Income tax expense (benefit)	(214)	(0.1)	43	—
EBITDA	(4,822)	(3.2)	1,588	1.6
Equity-based compensation	9,900	6.5	14,650	14.8
Expenses associated with equity offerings	—	—	76	0.1
COVID-19: “Thank You” pay and catastrophic leave	950	0.6	2,371	2.4
COVID-19: Prepaid costs not utilized	1,200	0.8	—	—
Milestone events	2,434	1.6	—	—
Adjusted EBITDA	9,662	6.4	18,685	18.9
_________________
1    Our historical results have been revised to reflect immaterial corrections related to the accrual of employee sick leave. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 16 — Segment Reporting, included elsewhere in this Form 10-Q. The impacts of the immaterial corrections on our non-GAAP measures, not included elsewhere in this Form 10-Q, are presented below.
•Increase in EBITDA of $0.8 million
•Increase in Adjusted EBITDA of $0.8 million
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses, such as the approximately 25% increase in dairy commodities pricing during the three months ended March 31, 2022, could impact our operating results to the extent that such increases cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or if we choose not to pass on the cost increases, our operating results could be negatively affected.
Labor and Benefits Costs
We have experienced minimum wage increases in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies or menu price increases. As of March 31, 2022, we employed approximately 11,500 hourly workers in our company-operated shops.
Dutch Bros Inc.| Form 10-Q | 47

Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of March 31, 2022, $100.0 million and $27.7 million was outstanding on our term loans and revolving loans, respectively. A hypothetical increase of interest rates up to 1% on our outstanding term and revolving loans as of March 31, 2022 would result in an increase in our annual interest expense of approximately $1.3 million, excluding any potential interest expense savings that may result from our interest rate swap agreement which was implemented as of April 1, 2022.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supplies, energy costs, and materials used in the construction of company-operated shops. Increases in the minimum wage requirements directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our shops is subject to inflation, which could increase the costs of labor and materials, and result in higher rent expense on new shops. In the three months ended March 31, 2022, we encountered current commodity inflation and increasing minimum wages in certain states. We expect commodity inflation to continue to affect our operating results in the foreseeable future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2022. Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Dutch Bros Inc.| Form 10-Q | 48

We previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, material weaknesses in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the Company and insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. Additionally, as a result of the limited accounting department personnel we were unable to maintain an effective risk assessment process necessary to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on our internal control over financial reporting. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Notwithstanding the previously identified material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Remediation Efforts
The following remedial actions have been taken as of March 31, 2022:
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
•Established procedures to document review of manual journal entries and are in the process of implementing applications controls within the accounting system to ensure proper segregation of duties;
•Initiated detailed accounting policies review to confirm alignment with GAAP. This review process identified the immaterial error related to historic sick leave pay accruals that should not have been recorded; and
•Commenced an entity-wide risk assessment process which will include documenting internal ownership of risk monitoring and mitigation efforts, risk monitoring activities, and regular reporting by internal audit to executive management and our Audit and Risk Committee of the Board of Directors on an appropriate frequency.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness had been remediated as of March 31, 2022, and therefore have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.
Dutch Bros Inc.| Form 10-Q | 49

Changes in Internal Control over Financial Reporting
Beginning January 1, 2022, we implemented ASU 842, Leases, as amended, which required the implementation of internal controls to ensure we adequately evaluated our real estate and other vendor contracts and agreements and properly assessed the impact of the new accounting standard. In addition, the new leasing standard had a material impact on our condensed consolidated balance sheets as well as additional disclosure requirements. As such, we implemented changes to our policies and internal control over financial reporting related to our accounting for leases.
Other than those with respect to leases and the remediation efforts described above in our internal control over financial reporting (as defined in Rules 13a-15(f) and 1d-15(f) under the Exchange Act), no other changes occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC before making investment decisions regarding our Class A common stock.

•Evolving consumer preferences and tastes or changes in consumer spending may adversely affect our business.
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
Dutch Bros Inc.| Form 10-Q | 50

•Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
•Increases in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
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
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy our material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
Dutch Bros Inc.| Form 10-Q | 51

Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” our consolidated financial statements and related notes in this Form 10-Q, before making an investment decision. If any of the risks and uncertainties described below occur, it could have a material adverse impact on our financial position, results of operations or cash flows, and the trading price of our Class A common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may be come material and adversely affect our business, reputation, financial condition, results of operations or cash flows or the trading price of our Class A common stock. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of the date of this filing, except for those risks designated by an asterisk (*).
Risks Related to Our Business
*Evolving consumer preferences and tastes or changes in consumer spending may adversely affect our business.
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, decreases in general discretionary consumer spending due to higher gas prices, increased inflation or lack of consumer confidence, lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives) and a reduction in individual car ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as taurine and artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we offer alternatives, including reduced sugar and sugar-free items, an unfavorable report on the health effects of sugar, caffeine or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our beverages. A decrease in customer traffic as a result of these health concerns or negative publicity could significantly reduce the demand for Dutch Bros’ hand-crafted beverages and could harm our business.
*Our financial condition and results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control.
Our results of operations will be subject to a number of factors and may vary significantly in the future as they have in the past, many of which are outside of our control, and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our results of operations and key metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below. Any one or more of the factors listed below or described elsewhere in this section could harm our business:
•increases in real estate or labor costs in certain markets;
•changes in consumer preferences;
Dutch Bros Inc.| Form 10-Q | 52

•disruptions in our supply chain;
•the impact of shortages or inflation on our cost of goods or labor, which we have recently seen;
•changes in governmental rules and approaches to taxation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets, including the price or availability of goods;
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the recent military conflict between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics; and
•adverse outcomes of litigation.
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
*Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of March 31, 2022, Dutch Bros had 572 shops across 12 states, of which 310 were company-operated and 262 were franchised. One of the key means to achieving our growth strategy will be through opening
Dutch Bros Inc.| Form 10-Q | 53

new shops and operating those shops on a profitable basis. During the three months ended March 31, 2022, we opened 34 new company-operated shops. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
*New shops, once opened, may not be profitable or may close, and the increases in average per shop revenue and comparable sales that we have experienced in the past may not be indicative of future results.
We plan to open additional company-operated Dutch Bros shops in markets, including in markets where we have little or no operating experience. The target customer base of our shops varies by location, depending on a number of factors, including population density, other local coffee and convenience
Dutch Bros Inc.| Form 10-Q | 54

beverage distributors, area demographics and geography. Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings, which is subject to a number of factors, many of which are outside of our control, including landlord delays, associated pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We have typically incurred the most significant portion of pre-opening expenses associated with a given shop within the three months preceding the opening of the shop. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new shops commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a material adverse impact on our profitability.
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
•general economic conditions, such as inflation, which can affect shop traffic, local labor costs and prices we pay for the beverage and other supplies we use;
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
•changes in government regulation;
•our ability to hire, motivate and keep qualified employees who share our values; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
If our new shops do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average shop revenue could harm our business.
Dutch Bros Inc.| Form 10-Q | 55

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
*Damage to our brand or reputation or negative publicity could negatively impact our business.
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
We may, from time to time, be faced with negative publicity, regardless of its accuracy, relating to beverage quality; pricing; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ food processing, employment practices and other policies, practices and procedures; or employee relationships and
Dutch Bros Inc.| Form 10-Q | 56

welfare or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
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
Dutch Bros Inc.| Form 10-Q | 57

We are subject to the risks associated with leasing space subject to long-term non-cancelable leases and, with respect to the real property that we own, owning real estate.
Our leases generally have initial terms of 15 years with renewal options. Shop leases provide for a specified annual rent, typically at a fixed rate for the first five years, with incremental escalations thereafter, and which may contain Consumer Price Index increases and other escalators. Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future shop is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. Also, because we sometimes purchase real property for various shop locations, we're subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the shops, which may result from competition from similar restaurants in the area as well as strict, joint and several liability for environmental contamination at or from the property, regardless of fault.
*Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of March 31, 2022, approximately 46% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-Q | 58

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
*Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of March 31, 2022, our company-operated and franchised shops in the Western United States represent approximately 90% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact.
*Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
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
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on our relationship with Portland Bottling Co. to manufacture and bottle these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 24% of our systemwide net sales in three months ended March 31, 2022. Failures by Portland Bottling Co. or any of our other suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a
Dutch Bros Inc.| Form 10-Q | 59

direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
*Increases in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans, dairy and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
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
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, the cost of dairy products increased significantly towards the end of the three months ended March 31, 2022, and we continue to see such increased costs. If these increased dairy costs are sustained or further increased, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations.
Increases in the cost of other commodities, such as petroleum, may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, impact consumer spending or could otherwise harm our business. For example, we believe the recent increase in gas prices has negatively impacted consumer discretionary spending, particularly in the Western United States where such increases have been relatively higher and where our shops are geographically concentrated.
Dutch Bros Inc.| Form 10-Q | 60

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
*We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our products could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.
We rely on information technology networks and systems and data processing to market, sell and deliver our products, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (Process or Processing) personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process
Dutch Bros Inc.| Form 10-Q | 61

orders, for legal and marketing purposes and to comply with regulatory, legal and tax requirements (Business Functions). We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our customer loyalty program and communication platform, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.
These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state supported actors.
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and malware. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our mobile application is more widely adopted, and as we continue to expand the features and functionality of our mobile application.
Dutch Bros Inc.| Form 10-Q | 62

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
A security incident or other interruption could disrupt our ability (or that of third parties upon whom we rely) to process payments. We may expend significant resources or modify our business activities to try to protect against such security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology networks and systems and sensitive information.
Additionally, the costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data.
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
Dutch Bros Inc.| Form 10-Q | 63

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
Dutch Bros Inc.| Form 10-Q | 64

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
Dutch Bros Inc.| Form 10-Q | 65

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
Dutch Bros Inc.| Form 10-Q | 66

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
We currently accept payments using credit cards and debit cards and, as such, are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which is a security standard applicable to companies like ours that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We are also subject to rules governing electronic funds transfers. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for transactions, which could materially impact our operations and financial performance.
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
Dutch Bros Inc.| Form 10-Q | 67

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
Risks Related to People and Culture
*Changes in the availability of and the cost of labor could harm our business.
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not expect to increase prices in order to fully pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, this is likely to result in lower revenue, and may also reduce margins.
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
Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain and to train employees to deliver consistently high-quality hand-crafted beverages and customer experiences, which could materially harm our business and results of operations. In addition, growth and the addition of new shops may result in inefficiencies in our staffing, which can increase overtime costs or otherwise impact profitability.
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
*We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of marketing, sales, customer experience, and selling, general and administrative. From time to time, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or
Dutch Bros Inc.| Form 10-Q | 68

more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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
Dutch Bros Inc.| Form 10-Q | 69

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
Federal regulators and some state governments in states that we do business in have indicated that they will be imposing vaccination and testing mandates for employers. While the exact contours of these rules and regulations are not yet known, if vaccinations are mandated it will negatively impact our ability to recruit and retain sufficient employees to meet our growth goals and operate existing shops in some areas. In addition, if these mandates impose the cost of testing of wages for time spent testing on employers this will have a material impact on our business and profitability.
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
Dutch Bros Inc.| Form 10-Q | 70

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
Dutch Bros Inc.| Form 10-Q | 71

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
*We (and our vendors) are subject to stringent and changing laws, regulations, industry standards, contractual obligations, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our customers or vendors to comply with such laws, regulations, industry standards, may harm our business, financial condition, results of operations and prospects.
We Process personal information, confidential information and other information necessary to provide our products and service and ensure that they are delivered effectively, to operate our business, for legal and marketing purposes and for other business-related purposes. Our Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the Processing of personal information by us and on our behalf.
Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States. The legal and regulatory framework for data privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data and operate our business.
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
We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. For example, any failure by a third-party processor to comply with applicable Data
Dutch Bros Inc.| Form 10-Q | 72

Protection Laws, Privacy Policies and Data Protection Obligations could result in adverse effects, including inability to, or interruption in our ability to, operate our business and proceedings against us by governmental entities or others. We may be subject to, and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing or other remedies that adversely affect our business.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the CCPA) and other state and federal laws relating to data privacy and security. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal information. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for violations (up to $7,500 per violation), including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (the CPRA) becomes operative. The CPRA will, among other things, establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal information.
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia passed the Consumer Data Protection Act (CDPA), Colorado passed the Colorado Privacy Act (CPA) and Utah passed the Utah Consumer Privacy Act (UCPA), all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. . Compliance with the CPRA, the CCPA, the CDPA, the CPA, the UCPA and any newly enacted data privacy and security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to data privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals or others.
In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, we may also be subject to the Payment Card Industry Data Security Standard (PCI DSS). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including
Dutch Bros Inc.| Form 10-Q | 73

using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the Telephone Consumer Protection Act of 1991 (TCPA) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Individuals may increasingly resist our collecting, using, and sharing of personal information to deliver targeted advertising. Individuals are becoming more aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal information and deliver relevant promotions or media. As a result, we may be required to change the way we market our products. Any of these developments could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.
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
Dutch Bros Inc.| Form 10-Q | 74

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
Dutch Bros Inc.| Form 10-Q | 75

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
We anticipate that Dutch Bros OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Class A common units. Accordingly, Dutch Bros Inc. will incur income taxes on its allocable share of any net taxable income of Dutch Bros OpCo and will also incur expenses related to its operations, including payments under the Tax Receivable Agreements, which we expect could be significant. Furthermore, Dutch Bros Inc.’s allocable share of Dutch Bros OpCo’s net taxable income will increase over time as the Continuing Members redeem or exchange their Class A common units for shares of Class A common stock or cash.
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
Dutch Bros Inc.| Form 10-Q | 76

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
*The Tax Receivable Agreements with the Continuing Members and Pre-IPO Blocker Holders require Dutch Bros Inc. to make cash payments to them in respect of certain tax benefits to which it may become entitled, and such payments may be substantial.
In connection with the IPO, Dutch Bros Inc. entered into two Tax Receivable Agreements. It entered into (i) the Exchange Tax Receivable Agreement with the Continuing Members and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to such Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros OpCo and its
Dutch Bros Inc.| Form 10-Q | 77

subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Internal Revenue Code of 1986, as amended (the Code), as a result of Dutch Bros Inc.’s acquisition of other Class A common units from Dutch Bros OpCo and former members of Dutch Bros OpCo who are not Continuing Members in certain transactions in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Class A common units acquired by Dutch Bros Inc. from the Blocker Companies in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
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
Dutch Bros Inc.| Form 10-Q | 78

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
Dutch Bros Inc.| Form 10-Q | 79

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
Dutch Bros Inc.| Form 10-Q | 80

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
Dutch Bros Inc.| Form 10-Q | 81

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
Dutch Bros Inc.| Form 10-Q | 82

*Our Co-Founder and Sponsor have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
Certain affiliates of our Co-Founder beneficially own approximately 74.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 20.6% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
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
Our Co-Founder and Sponsor own approximately 67.2% of the Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Dutch Bros Inc.| Form 10-Q | 83

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain affiliates of our Co-Founder beneficially own approximately 74.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
*Future sales of shares of our Class A or Class D common stock cause the market price of our Class A common stock to decline.
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
Subject to the terms of the Third Dutch Bros OpCo Agreement, an aggregate of 110,084,772 Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 14,061,817 shares of Class D common stock may be converted into shares of our Class A common stock. Any shares we issue upon redemption or exchange of Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be “restricted securities” as defined in
Dutch Bros Inc.| Form 10-Q | 84

Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. We, our executive officers, our directors, the holders of all our Class D common stock, and the holders of substantially all our outstanding OpCo Units have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our Class A common stock (including shares issued upon redemption or exchange of Class A common units or upon conversion of shares of Class D common stock, as applicable) or securities convertible into or exchangeable for shares of our Class A common stock, including our Class B, Class C and Class D common stock, for the lock-up period following the date of our IPO, except with certain underwriters’ prior written consent.
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
Dutch Bros Inc.| Form 10-Q | 85

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
General Risks
*Our results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
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
Dutch Bros Inc.| Form 10-Q | 86

•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•dependence on long-term non-cancelable leases;
•our employees and the status of our workers;
•our inability to maintain good relationships with our franchising partners;
•the timing and amount of deferred expenses related to the maintenance of company-operated shops;
•the effects of seasonal trends on our results of operations;
•our vulnerability to global financial market conditions, including the continuing effects from the recent recession;
•adverse weather conditions in local or regional areas where our shops are located; and
•our realization of any benefit from our organizational structure net of expenses associated with the same (including our obligations under the Tax Receivable Agreements).
Any one or more of the factors above may result in significant fluctuations in our results of operations, which may negatively impact the trading price of our Class A common stock. You should not rely on our past results as an indicator of our future performance.
*Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of March 31, 2022, we had $100.0 million and $27.7 million in term loan and revolving loans outstanding, respectively. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in NOTE 9 — Debt to the condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q), we may incur additional debt.
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
Furthermore, all of our debt under our 2022 Credit Facility bears interest at variable rates. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Dutch Bros Inc.| Form 10-Q | 87

*Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and finance our future operations or capital needs or engage in other business activities.
The covenants under our 2022 Credit Facility restrict our ability, among other things, to:
•incur additional debt;
•grant liens on assets;
•sell or dispose of assets;
•merge with or acquire other companies, or make other investments;
•enter into sale and leaseback transactions and swap agreements;
•liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; or
•pay dividends or make other distribution
In addition, our 2022 Credit Facility contains financial covenants that require us not to exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them.
A breach of any of the covenants in the 2022 Credit Facility could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, results of operations and financial condition. In the event of such event of default under our 2022 Credit Facility, the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing our 2022 Credit Facility or any applicable law. Our obligations under the 2022 Credit Facility are guaranteed by our subsidiaries and secured by substantially all of our and such subsidiary guarantors’ assets.
If we were unable to repay or otherwise refinance these loans when due, the applicable lenders could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our loans, we and our subsidiaries may not have sufficient assets to repay such indebtedness. Any acceleration of amounts due under our 2022 Credit Facility or the exercise by the applicable lenders of their rights and remedies would likely have a material adverse effect on our business.
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
Dutch Bros Inc.| Form 10-Q | 88

*We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy our material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions we undertake. Additionally, there were insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. Further, as a result of the limited accounting department personnel we were unable to maintain an effective risk assessment process necessary to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, initiating detailed accounting policies review, and commencing an entity-wide risk assessment process, we continue to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. As such, we continued to have material weaknesses in our control over financial reporting as of March 31, 2022.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
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
Dutch Bros Inc.| Form 10-Q | 89

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
Dutch Bros Inc.| Form 10-Q | 90

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
Dutch Bros Inc.| Form 10-Q | 91

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
Dutch Bros Inc.| Form 10-Q | 92

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
*Catastrophic events may disrupt our business.
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
Dutch Bros Inc.| Form 10-Q | 93

*Economic and business factors that are largely beyond our control may adversely affect consumer behavior and the results of our operations.
Our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. For example, the recent rapid rise in inflation may prompt consumers to decrease discretionary spending. A significant decrease in our customer traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results.
There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in the QSR industry. These and other macroeconomic factors could have an adverse effect on our sales, profitability or shop development and expansion plans, which could harm our results of operations and financial condition. These factors also could cause us to, among other things, reduce the number and frequency of new shop openings or close shops.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On March 10, 2022, pursuant to Section 3(a)(9) of the Securities Act of 1933, we made an unregistered issuance of our Class A common stock via exchange of approximately 3.6 million Dutch Bros OpCo Class A common units held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act of 1933, and no proceeds were received by the Company.
Issuer Purchases of Equity Securities
The following table summarizes such purchases of Class A common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	74,394	$52.42	—	—
February 1 - 28, 2022	—	—	—	—
March 1 - 31, 2022	—	—	—	—
_________________
1    In connection with the vesting of restricted stock units granted pursuant to Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Dutch Bros Inc.| Form 10-Q | 94

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Dutch Bros Inc.| Form 10-Q | 95

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A., the Company, and the other parties listed therein dated February 28, 2022	10-K	001-40798	10.16	March 11, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 96

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

May 12, 2022	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer and President
(Principal Executive Officer)

May 12, 2022	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 97