Form 10-Q
period 2022-06-30
Dutch Bros Inc.
filed 2022-08-11
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of August 8, 2022, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	39,557,996
Class B common stock	64,699,136
Class C common stock	45,385,636
Class D common stock	14,061,817

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
•QSR refers to Quick Service Restaurant.
•Reorganization Transactions has the meaning set forth in NOTE 1 — Organization and Background to the Condensed Consolidated Financial Statements.
•RSA refers to restricted stock awards.
•RSU refers to restricted stock units.
•Secondary Offering refers to the offering by certain selling stockholders, including entities affiliated with the Sponsor, of 5,000,000 shares of Class A common stock of Dutch Bros Inc. completed on March 10, 2022.
•Sponsor refers to TSG Consumer Partners, L.P. and certain of its affiliates.
Dutch Bros, our Windmill logo (), Dutch Bros Blue Rebel, Drink One for Dane, and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-Q | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are not historical facts, including those regarding the impact of COVID-19, inflation, increased minimum wages, the conflict between Russia and Ukraine on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,293	$18,506
Accounts receivable, net	14,070	10,644
Inventories, net	32,854	23,345
Prepaid expenses and other current assets	7,050	8,796
Total current assets	75,267	61,291
Property and equipment, net	290,721	301,998
Finance lease right-of-use assets, net	167,220	—
Operating lease right-of-use assets, net	159,680	—
Intangibles, net	10,881	11,103
Goodwill	21,629	18,715
Deferred income tax assets, net	223,336	159,031
Other long-term assets	801	1,562
Total assets	$949,535	$553,700
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,511	$20,440
Accrued liabilities	20,849	20,970
Other current liabilities	6,106	6,471
Deferred revenue	26,966	22,807
Line of credit	45,640	64,104
Current portion of tax receivable agreements liability	450	450
Current portion of finance lease obligations	5,340	3,389
Current portion of operating lease obligations	9,042	—
Current portion of long-term debt	2,606	103
Total current liabilities	139,510	138,734
Deferred revenue, net of current portion	4,690	5,030
Tax receivable agreements liability, net of current portion	164,460	109,283
Finance lease obligations, net of current portion	167,236	79,588
Operating lease obligations, net of current portion	152,277	—
Long-term debt, net of current portion	97,461	3,503
Deferred rent	—	3,153
Other long-term liabilities	664	680
Total liabilities	726,298	339,971
Commitments and contingencies (Note 16)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	June 30, 2022	December 31, 2021
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 39,558 and 34,433 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 45,386 and 49,006 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 14,062 and 15,441 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	126,538	107,193
Accumulated other comprehensive income	145	—
Accumulated deficit	(18,146)	(12,679)
Total stockholders' equity attributable to Dutch Bros Inc.	108,539	94,516
Non-controlling interests	114,698	119,213
Total equity	223,237	213,729
Total liabilities and equity	$949,535	$553,700
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts; unaudited)	2022	2021	2022	2021
REVENUES
Company-operated shops	$160,512	$102,970	$290,699	$180,887
Franchising and other	25,869	26,238	47,838	47,106
Total revenues	186,381	129,208	338,537	227,993

COSTS AND EXPENSES
Cost of sales	141,370	81,467	262,537	147,975
Selling, general and administrative	42,342	33,488	87,556	69,474
Total costs and expenses	183,712	114,955	350,093	217,449

INCOME (LOSS) FROM OPERATIONS	2,669	14,253	(11,556)	10,544

OTHER EXPENSE
Interest expense, net	(3,596)	(1,838)	(6,085)	(2,855)
Other income (expense), net	61	(5)	282	(58)
Total other expense	(3,535)	(1,843)	(5,803)	(2,913)

INCOME (LOSS) BEFORE INCOME TAXES	(866)	12,410	(17,359)	7,631
Income tax expense	885	521	671	564
NET INCOME (LOSS)	$(1,751)	$11,889	$(18,030)	$7,067
Less: Net income attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	11,889	—	7,067
Less: Net loss attributable to non-controlling interests	(845)	—	(12,177)	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(906)	$—	$(5,853)	$—
Net loss per share of Class A and Class D common stock:[1]
Basic	$(0.02)	N/A	$(0.12)	N/A
Diluted	$(0.02)	N/A	$(0.12)	N/A
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	50,926	N/A	49,500	N/A
Diluted	50,926	N/A	49,500	N/A
_________________
1    Basic and diluted net loss per share of Class A and Class D common stock are applicable only for periods subsequent to September 14, 2021, the effective date of the Company’s Reorganization Transactions and IPO.

See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022	2021
Net income (loss)	$(1,751)	$11,889	$(18,030)	$7,067
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense of $50	566	—	566	—
Comprehensive income (loss)	(1,185)	11,889	(17,464)	7,067
Less: comprehensive income attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(11,889)	—	(7,067)
Less: comprehensive loss attributable to non-controlling interests	(424)	—	(11,756)	—
Comprehensive loss attributable to Dutch Bros Inc.	$(761)	$—	$(5,708)	$—
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity

Three Months Ended June 30, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, March 31, 2022	39,557	$—	64,699	$1	45,386	$1	14,062	$—	$122,655	$—	$(17,240)	$108,033	$213,450
Net loss	—	—	—	—	—	—	—	—	—	—	(906)	(845)	(1,751)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $50	—	—	—	—	—	—	—	—	—	145	—	421	566
Equity-based compensation	—	—	—	—	—	—	—	—	3,305	—	—	7,141	10,446
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	1	—	—	—	—	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	526	—	—	—	526
Effect of exchange of OpCo common units	—	—	—	—	—	—	—	—	52	—	—	(52)	—
Balance, June 30, 2022	39,558	$—	64,699	$1	45,386	$1	14,062	$—	$126,538	$145	$(18,146)	$114,698	$223,237
Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (continued)

Six Months Ended June 30, 2022

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$—	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	—	386	957	1,343
Net loss	—	—	—	—	—	—	—	—	—	—	(5,853)	(12,177)	(18,030)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $50	—	—	—	—	—	—	—	—	—	145	—	421	566
Equity-based compensation	—	—	—	—	—	—	—	—	6,427	—	—	13,919	20,346
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	125	—	—	—	—	—	—	—	(1,145)	—	—	(2,755)	(3,900)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	9,183	—	—	—	9,183
Effect of exchange of OpCo common units	—	—	—	—	—	—	—	—	4,880	—	—	(4,880)	—
Surrender and cancellation of Class C & D common stock	5,000	—	—	—	(3,620)	—	(1,379)	—	—	—	—	—	—
Balance, June 30, 2022	39,558	$—	64,699	$1	45,386	$1	14,062	$—	$126,538	$145	$(18,146)	$114,698	$223,237

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (continued)

(in thousands; unaudited)	Temporary Equity: Redeemable Common Units	Permanent Equity: Members’ Deficit	Total Members’ Equity
Balance, March 31, 2021	$1,710,522	$(1,641,475)	$69,047
Distribution to members	—	(205,490)	(205,490)
Increase in redemption value of redeemable common units	100	(100)	—
Net income	—	11,889	11,889
Balance, June 30, 2021	$1,710,622	$(1,835,176)	$(124,554)

(in thousands; unaudited)	Temporary Equity: Redeemable Common Units	Permanent Equity: Members’ Deficit	Total Members’ Equity
Balance, December 31, 2020	$1,535,772	$(1,458,285)	$77,487
Distribution to members	—	(209,108)	(209,108)
Increase in redemption value of common units	174,850	(174,850)	—
Net income	—	7,067	7,067
Balance, June 30, 2021	$1,710,622	$(1,835,176)	$(124,554)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands; unaudited)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(18,030)	$7,067
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,721	11,031
Non-cash interest expense	329	116
Gain on disposal of assets	(266)	(162)
Equity-based compensation	20,346	22,982
Deferred income taxes	5	(31)
Non-cash operating leases	4,746	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,426)	(1,294)
Inventories, net	(9,442)	2,364
Prepaid expenses and other current assets	1,969	1,163
Other long-term assets	1,160	22
Accounts payable	999	928
Accrued liabilities	(238)	5,268
Other current liabilities	(379)	2,892
Deferred revenue	3,570	3,538
Deferred rent	—	205
Other long-term liabilities	(16)	110
Operating lease liabilities	(4,335)	—
Net cash provided by operating activities	16,713	56,199
Cash flows from investing activities:
Purchases of property and equipment	(83,856)	(34,896)
Proceeds from disposal of fixed assets	1,274	1,019
Acquisition of shops from franchisees	(6,051)	(2,509)
Net cash used in investing activities	(88,633)	(36,386)
Cash flows from financing activities:
Proceeds from line of credit	82,705	25,000
Payments on line of credit	—	(15,000)
Payments on finance lease obligations	(1,789)	(1,135)
Proceeds from long-term debt	1,375	200,000
Payments on long-term debt	(685)	(28,769)
Payments of debt issuance costs	(2,749)	(2,406)
Distributions paid to members	—	(209,108)
Payments of IPO issuance costs	(250)	(458)
Tax withholding payments upon vesting of equity awards	(3,900)	—
Net cash provided by (used in) financing activities	74,707	(31,876)
Net increase (decrease) in cash and cash equivalents	2,787	(12,063)
Cash and cash equivalents, beginning of period	18,506	31,640
Cash and cash equivalents, end of period	$21,293	$19,577
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands; unaudited)	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$5,538	$2,981
Income taxes paid	741	310
Supplemental disclosure of noncash investing and financing activities
Additions of property with capital leases	—	12,053
Additions of property and equipment accrued as of end of period	7,815	1,628
Deferred offering costs accrued	—	366
Transfer between line of credit and term loan facility	100,000	—
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc. (the Company) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products and accessories. As of June 30, 2022, there were 603 shops in operation in 14 U.S. states, of which 336 were company-operated and 267 were franchised.
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
As of June 30, 2022, the Company held 100.0% of the voting interest and 32.8% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 67.2% of the economic interest of Dutch Bros OpCo.
Initial Public Offering
On September 17, 2021, the Company completed its IPO of approximately 24.2 million shares of Class A common stock at a public offering price of $23.00 per share, which included approximately 3.2 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received proceeds of approximately $520.8 million, net of offering costs. The proceeds were used to purchase approximately 10.9 million newly-issued Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Class A common units from the Continuing Members for approximately $253.3 million and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.

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
•Contribution of Class A common units, Class B voting units, and Class C voting units by Pre-IPO Dutch Bros OpCo Unitholders to the Company in exchange for Class A common stock, Class B common stock, and Class C common stock, respectively.
Dutch Bros Inc.| Form 10-Q | 13

•Designation of the Company as managing member of Dutch Bros OpCo.
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
The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. Therefore, the unaudited financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and on March 11, 2022.
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
While management believes the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of December 31, 2021, and for the six months ended June 30, 2021, the financial statement line items impacted by this error have been corrected. In addition, the immaterial error is being corrected prospectively in the Company’s subsequent quarterly and annual filings.
The tables below reflect the sections of the Company’s condensed consolidated financial statements that were impacted by the error.
Dutch Bros Inc.| Form 10-Q | 14

Condensed Consolidated Balance Sheet:

	December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Current liabilities:
Accrued liabilities	$24,513	$(3,543)	$20,970
Total current liabilities	142,277	(3,543)	138,734
Total liabilities	343,514	(3,543)	339,971

Stockholders’ equity:
Additional paid in capital	106,410	783	107,193
Accumulated deficit	(12,914)	235	(12,679)
Total stockholders’ equity attributable to Dutch Bros Inc. / members’ equity	93,498	1,018	94,516
Non-controlling interests	116,688	2,525	119,213
Total equity	$210,186	$3,543	$213,729
Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$81,884	$(417)	$81,467
Selling, general and administrative	33,514	(26)	33,488
Total costs and expenses	115,398	(443)	114,955
Income from operations	13,810	443	14,253
Income before income taxes	11,967	443	12,410
Net income	$11,446	$443	$11,889

	Six Months Ended June 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$148,809	$(834)	$147,975
Selling, general and administrative	69,868	(394)	69,474
Total costs and expenses	218,677	(1,228)	217,449
Income from operations	9,316	1,228	10,544
Income before income taxes	6,403	1,228	7,631
Net income	$5,839	$1,228	$7,067
Condensed Consolidated Statements of Changes in Members’ Equity:

	Three Months Ended June 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Permanent equity: members’ deficit
Balance, March 31, 2021	$(1,643,757)	$2,282	$(1,641,475)
Net income	11,446	443	11,889
Balance, June 30, 2021	$(1,837,901)	$2,725	$(1,835,176)
Dutch Bros Inc.| Form 10-Q | 15

	Six Months Ended June 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Permanent equity: members’ deficit
Balance, December 31, 2020	$(1,459,782)	$1,497	$(1,458,285)
Net income	5,839	1,228	7,067
Balance, June 30, 2021	$(1,837,901)	$2,725	$(1,835,176)
Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$5,839	$1,228	$7,067
Changes in operating assets and liabilities, net of acquisitions:
Accrued expenses	6,496	(1,228)	5,268
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
Derivative Instruments
The Company manages exposure to fluctuations in interest rates within its condensed consolidated financial statements according to a hedging policy. Under this policy, the Company may engage in interest rate swap agreements to hedge interest rate risk. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative instruments for speculative purposes.
Dutch Bros Inc.| Form 10-Q | 16

By using swap instruments, the Company is exposed to potential credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The Company minimizes this credit risk by entering into transactions with carefully selected, credit-worthy counterparties.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive income (AOCI) on our condensed consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on the Company’s condensed consolidated statements of operations.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items.
Refer to NOTE 11 — Derivative Financial Instruments for further discussion of the Company’s derivative instruments.
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
Loyalty Programs
In February 2021, the Company transitioned from a traditional loyalty program to a digital loyalty program. Under the previous program, a customer earned a “Stamp” for each purchase at a Dutch Bros coffee shop. After accumulating a certain number of Stamps, the customer earned a reward that may be redeemed for free product that, regardless of where the related Stamps were earned, would have been honored at company-operated shops and franchised shop locations. The Company deferred revenue associated with the estimated selling price of Stamps earned by customers towards free product as each Stamp was earned, and a corresponding contract liability was established. The estimated selling price of each Stamp earned was based on the estimated value of the product for which the reward was expected to be redeemed, net of Stamps not expected to be redeemed, based on historical redemption patterns. Stamps did not expire. As a result of the COVID-19 pandemic beginning in March 2020, the Company discontinued new Stamps. The Company continued to redeem previously earned Stamps through March 2021. In February 2021, the Company released the digital loyalty program (Dutch Rewards) in which the customer earns rewards through use of the Company’s mobile app that can be redeemed for free drinks. Points collected but not redeemed expire after six months, and earned rewards expire six months after issuance. The Company defers revenue as points are accumulated and rewards are earned under the Dutch Rewards program.
Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability and unredeemed points from our Dutch Rewards loyalty program, as discussed above. Deferred revenue also includes bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer.
Dutch Bros Inc.| Form 10-Q | 17

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Vendor incentives	$9,886	$9,486	$18,892	$18,763
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Advertising expense	$7,058	$6,429	$14,682	$12,346
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13, as amended, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For accounts receivable and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is evaluating the impact of this standard on its condensed consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this standard on its condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 18

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
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Company-operated shops	$160,512	$102,970	$290,699	$180,887
Franchising	24,453	25,387	45,226	45,193
Other	1,416	851	2,612	1,913
Total revenues	$186,381	$129,208	$338,537	$227,993
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, December 31	$22,765	$10,576
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	118,685	72,932
Revenue recognized - gift card, loyalty app, and loyalty rewards redemptions, and breakage	(115,010)	(69,882)
Balance, June 30	26,440	13,626
Less: current portion	(23,750)	(11,393)
Deferred revenue, net of current portion, gift card and loyalty programs	$2,690	$2,233
Revenue recognized related to gift card redemptions that was included in deferred revenue as of the end of the previous years was $3.1 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. These amounts exclude cash loads and transactions for the Company’s loyalty rewards program.
Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchisees. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:
Dutch Bros Inc.| Form 10-Q | 19

(in thousands)	June 30, 2022	December 31, 2021
Outstanding performance obligations	$2,784	$2,512
Initial unearned franchise fees from franchisees	2,432	2,560
Total deferred revenue, excluding gift card and loyalty programs	5,216	5,072
Less: current portion	(3,216)	(2,964)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$2,000	$2,108
Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Earned franchise fees	$117	$196	$273	$316
Revenue recognized from earned franchise fees that was included in unearned revenue at the beginning of the year was $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
Future amortization of initial unearned franchise fees outstanding as of June 30, 2022 is as follows::

(in thousands)
Remainder of 2022	$224
2023	407
2024	349
2025	295
2026	253
Thereafter	904
Total	$2,432
NOTE 4 — Shop Acquisitions
During the six months ended June 30, 2022, the Company repurchased the franchise rights and assets of five shops from one franchisee in California. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The fair values for the 2022 acquisitions are considered preliminary and subject to change within the measurement period (up to one year from the acquisition dates), as we have not obtained all of the detailed information to finalize the opening balance sheet related to the building and leasehold improvements purchased and franchise rights reacquired.
Dutch Bros Inc.| Form 10-Q | 20

(in thousands)	June 30, 2022
Acquisition consideration:
Purchase price consideration	$6,051
Equipment and fixtures	197
Building and leasehold improvements	1,470
Inventories	67
Other assets	6
Operating lease right-of-use assets	2,327
Reacquired franchise rights	1,735
Other liabilities	(88)
Gift card liability	(250)
Operating lease obligations	(2,327)
Net assets acquired	3,137
Goodwill	$2,914
Reacquired franchise rights acquired have weighted-average useful lives of 4.2 years at the time of purchase for the acquisitions made during the six months ended June 30, 2022. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisitions, including sales and growth opportunities, and is expected to be fully deductible for tax purposes. Goodwill is allocated entirely to the Company-operated shops segment.
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
The results of operations for the 2022 acquisitions are included in the Company’s condensed consolidated statements of operations beginning on the dates of acquisition. Revenues of approximately $3.9 million and net income of approximately $0.8 million are included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2022.
The following table reflects the unaudited pro forma results of the Company and the five shops purchased in 2022 as if the acquisitions had taken place as of January 1, 2021:

	Six Months Ended June 30,
(in thousands; unaudited)	2022	2021
Revenue	$340,488	$233,838
Net income (loss)	$(17,653)	$8,202
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$11,777	$5,549
Finished goods	21,077	17,796
Total inventories	$32,854	$23,345
Dutch Bros Inc.| Form 10-Q | 21

As of June 30, 2022 and December 31, 2021, reserves for inventories were $1,933 and $2,126, respectively.
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			June 30, 2022	December 31, 2021
Software	3			$7,430	$7,132
Equipment and fixtures	3	—	7	78,542	57,952
Leasehold improvements	5	—	9	25,209	20,744
Buildings	10	—	20	124,783	168,395
Land	N/A			4,211	5,242
Aircraft [1]	N/A			9,195	9,531
Construction-in-progress [2]	N/A			98,287	88,050
Property and equipment, gross				347,657	357,046
Less: accumulated depreciation				(56,936)	(55,048)
Property and equipment, net				$290,721	$301,998
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$6,180	$4,163	$11,554	$8,138
Selling, general and administrative expenses	713	675	1,412	1,262
Total depreciation expense	$6,893	$4,838	$12,966	$9,400
No impairment charges were recognized for the six months ended June 30, 2022 and 2021.
NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	June 30, 2022	December 31, 2021
Reacquired franchise rights	3.7	$27,049	$25,314
Less: accumulated amortization		(16,168)	(14,211)
Intangibles, net		$10,881	$11,103
Dutch Bros Inc.| Form 10-Q | 22

Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$1,042	$843	$1,957	$1,631
The estimated future amortization expense of the reacquired franchise rights as of June 30, 2022 is as follows:

(in thousands)
Remainder of 2022	$2,077
2023	3,389
2024	2,469
2025	1,435
2026	681
Thereafter	830
Total	$10,881
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2021	$18,715
Business combinations	2,914
Balance, June 30, 2022	$21,629
No impairment charges were recognized for the six months ended June 30, 2022 and 2021.
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
Dutch Bros Inc.| Form 10-Q | 23

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
Upon transition, on January 1, 2022, the Company recorded the following increases (decreases) to the respective line items on its condensed consolidated balance sheet:

(in thousands)	Adjustments as of January 1, 2022
Property and equipment, net	$(79,821)
Finance lease right-of-use assets	111,826
Operating lease right-of-use assets	150,689
Deferred rent	(3,153)
Current portion of finance lease obligations	607
Current portion of operating lease obligations	8,430
Current portion of long-term debt	(46)
Finance lease obligations, net of current portion	32,534
Operating lease obligations, net of current portion	144,405
Long-term debt, net of current portion	(1,426)
Accumulated deficit	386
Non-controlling interests	957
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
Lease commencement is determined when the Company takes possession of a leased asset, at which time the Company also determines the lease classification as an operating or finance lease. The Company’s real estate leases consist of commercial ground leases (land only) and build-to-suit leases (land and building).
The real estate leases are a combination of both operating and finance leases, depending on evaluation of the lease terms. Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options at five-years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. The Company’s real estate leases typically provide for fixed minimum rent payments. For operating leases, the Company recognizes lease expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a lease commences is included in the calculation of the right-of-use asset. Once a lease commences, the Company records lease expense in
Dutch Bros Inc.| Form 10-Q | 24

cost of sales or selling, general and administrative expense on the Company’s condensed consolidated statements of operations, depending on the lease classification. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability. Variable lease costs are included in cost of sales on the condensed consolidated statements of operations.
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
A summary of finance and operating lease right-of-use assets and lease liabilities as of June 30, 2022 is as follows:

(in thousands)	Balance Sheet Classification	June 30, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets	$167,220
Operating leases	Operating lease right-of-use assets	159,680
Total right-of-use assets		$326,900

Lease liabilities
Finance leases	Current portion of finance lease obligations	$5,340
	Finance lease obligations, net of current portion	167,236

Operating leases	Current portion of operating lease obligations	9,042
	Operating lease obligations, net of current portion	152,277
Total lease liabilities		$333,895
The components of lease cost were as follows for the periods presented:

(in thousands)	Statement of Operations Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$2,604	$4,798
Interest on lease liabilities	Interest expense	2,056	3,779
Total finance lease cost		4,660	8,577

Operating lease cost	Cost of sales	4,034	7,881

Variable lease cost	Cost of sales	566	1,059
Total lease cost		$9,260	$17,517
Dutch Bros Inc.| Form 10-Q | 25

Future minimum lease payments for finance and operating lease liabilities as of June 30, 2022 were as follows:

(in thousands)	Finance	Operating
Remainder of 2022	$6,865	$7,755
2023	14,488	15,100
2024	14,785	14,633
2025	15,012	14,355
2026	15,336	14,244
Thereafter	188,722	152,905
Total	$255,208	$218,992
Less: imputed interest	(82,632)	(57,673)
Present value of minimum lease payments	172,576	161,319
Less: current portion	(5,340)	(9,042)
Lease liabilities, net of current portion	$167,236	$152,277
Future minimum lease payments under noncancellable operating leases and capital lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Capital	Operating
2022	$8,824	$12,398
2023	8,672	12,002
2024	8,743	11,699
2025	8,926	11,420
2026	9,229	11,297
Thereafter	85,985	125,774
Total	$130,379	$184,590
Less: imputed interest	(47,402)
Present value of minimum lease payments	82,977
Less: current portion	(3,389)
Lease liabilities, net of current portion	$79,588
A summary of lease terms and discount rates for finance and operating leases as of June 30, 2022 is as follows:

June 30, 2022
Weighted-average remaining lease term (years)
Finance leases	15.9
Operating leases	15.2

Weighted-average discount rate (percentages)
Finance leases	5.1%
Operating leases	4.1%
Dutch Bros Inc.| Form 10-Q | 26

Supplemental cash flow information related to leases as of June 30, 2022 is as follows for the period presented:

(in thousands; unaudited)	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,779
Operating cash flows from operating leases	7,471
Financing cash flows from finance leases	1,789
Right-of-use assets obtained in exchange for lease obligations [1]
Finance leases	90,947
Operating leases	163,511
_________________
1    Amounts include the transition adjustment for the adoption of ASU 2016-02, as amended.
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
The 2022 Credit Facility contains financial covenants that require the Company to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The 2022 Credit Facility also contains certain negative covenants that, among other things, limit the Company’s ability to incur additional debt, grant liens on assets, merge with or acquire other companies, make other investments, dispose of assets, and enter into sale and leaseback transactions and swap agreements. Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Dutch Bros Inc.| Form 10-Q | 27

As of June 30, 2022, $100 million and approximately $48 million was outstanding on the term loan and revolving loans, respectively, and $202 million was available for borrowing on the revolving loans. The term loan bears interest at 3.88% and revolving loans bear interest at approximately 3.87% as of June 30, 2022. The Company was in compliance with its financial covenants as of that date.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	June 30, 2022	December 31, 2021
Terms loan under credit facility	$99,375	$—
Finance lease obligation[1]	1,375	2,978
Unsecured note payable	577	628
Total debt	101,327	3,606
Less: loan origination fees	(1,260)	—
Less: current portion	(2,606)	(103)
Total long-term debt, net of current portion	$97,461	$3,503
_______________
1    Effective January 1, 2022, with our adoption of ASC 842 (Leases), the 2021 sales-leaseback transaction was remeasured and included in our lease obligations.
Future annual maturities of long-term debt as of June 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$1,331
2023	2,667
2024	4,549
2025	7,056
2026	13,313
Thereafter	72,411
Total	$101,327
NOTE 10 — Fair Value Measurements
The Company’s condensed consolidated financial statements include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of the Company’s variable-rate term loan and revolving loans approximate their carrying amounts; these debt instruments are designated as Level 2 within the fair value hierarchy, as the Company’s cost of borrowing is variable and approximates current market rates.
The Company has an interest rate swap, which is required to be measured at fair value on a recurring basis. Designated as a Level 2 instrument within the fair value hierarchy, the interest rate swap as of June 30, 2022 had a fair value of $0.6 million, recorded as an asset on the Company’s condensed consolidated balance sheet.
The fair value of the Company’s interest rate swap was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.
See NOTE 11 — Derivative Financial Instruments for additional details related to the interest rate swap.
Dutch Bros Inc.| Form 10-Q | 28

NOTE 11 — Derivative Financial Instruments
From time to time, the Company may enter into interest rate swaps to fix a portion of interest expense. The Company does not enter into derivative instruments for any other purpose other than to manage its risks related to fluctuations in interest rates, and does not engage in interest rate speculation using derivative instruments.
As of June 30, 2022, the Company had a $70 million receive-variable, pay-fixed interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum. The variable rate on the interest rate swap is the one-month adjusted term SOFR rate plus an applicable margin. As of June 30, 2022, the one-month adjusted term SOFR rate was 1.63%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of June 30, 2022, the Company expects to reclassify a gain of approximately $0.2 million from AOCI to earnings within the next twelve months.
The fair value of the Company’s derivative instrument was included in the condensed consolidated balance sheet as follows:

(in thousands)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$222	$—
	Other long-term assets	394	—
Total derivative instrument designated as cash flow hedge		$616	$—
The effect of its derivative instrument on the Company’s condensed consolidated statements of operations was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statement of Operations Classification	2022	2021	2022	2021
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income before reclassifications, net		284	—	284	—
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Interest expense, net	332	—	332	—
Income tax expense	Income tax expense	(50)	—	(50)	—
For additional information related to the Company’s derivative, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 10 — Fair Value Measurements.
Dutch Bros Inc.| Form 10-Q | 29

NOTE 12 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income tax expense	$885	$521	$671	$564
Effective tax rate	(102.2)%	4.2%	(3.9)%	7.4%
Three and Six Months Ended June 30, 2022 v 2021
The tax expense was primarily driven by state taxes, a change in valuation allowance, and the tax expense of the corporate subsidiary, partially offset by the losses allocated from Dutch Bros OpCo to the Company.
The Company’s estimated annual effective tax rate is less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interests.
As a result of the Secondary Offering, the Company recorded an additional deferred tax asset, net of valuation allowance, of $64.4 million, which primarily consists of the Company’s outside basis differences in its limited liability company subsidiaries. As of June 30, 2022, the Company recognized deferred tax assets of approximately $223.3 million, net of a valuation allowance of approximately $1.6 million.
The Secondary Offering also resulted in the Company recording an additional TRA liability of $55.2 million. As of June 30, 2022, the Company had a liability of approximately $164.9 million related to its projected obligations under the TRAs in connection with the Secondary Offering and 2021 reorganization and exchange transactions. TRAs-related liabilities are classified as current or non-current based on the expected date of payment and are included in the Company’s condensed consolidated balance sheets under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively. For additional information, refer to NOTE 1 — Organization and Background.
NOTE 13 — Equity and Equity-Based Compensation
Equity Awards
As of June 30, 2022, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Unless indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. The service vesting condition is currently a period of three years. For awards granted prior to 2022, vesting occurs in equal one-third installments on each anniversary of the vesting commencement date, subject to grantee’s continued service to the Company through each vesting date. Beginning with awards granted in 2022, vesting may occur as either (i) 50% each of the total award on the second and third anniversaries of the vesting commencement date, or (ii) 100% cliff vesting of the total award on the third anniversary of the vesting commencement date, subject to grantee’s continued service to the Company through the applicable vesting date(s).
During the six months ended June 30, 2022, the total weighted-average grant date fair value of RSAs and RSUs vested was approximately $30.7 million and $8.7 million, respectively.
Dutch Bros Inc.| Form 10-Q | 30

Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2021	4,000	$23.00
Vested	(1,333)	23.00
Balance, June 30, 2022	2,667	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2021	596	$43.55
New grants	155	48.76
Vested	(199)	43.55
Forfeitures	(2)	49.37
Balance, June 30, 2022	550	$45.01
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$10,446	$8,332	$20,346	$22,982
As of June 30, 2022, total unrecognized stock-based compensation related to unvested stock awards was $66.5 million, which will be recognized as follows:

(in thousands)
Remainder of 2022	$21,217
2023	41,821
2024	3,042
2025	390
Total unrecognized stock-based compensation expense	$66,470
Dutch Bros Inc.| Form 10-Q | 31

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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	June 30, 2022
(in thousands)	OpCo Units	Ownership %
Class A common units held by Dutch Bros Inc.[1]	53,620	32.8%
Class A common units held by non-controlling interest holders	110,085	67.2%
Total Class A common units outstanding	163,705	100.0%
_________________
1    Includes approximately 2.7 million common units related to unvested restricted stock awards held by former Profits Interest Units holders. These common units are excluded from non-controlling interest calculations.
The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss attributable to Dutch Bros Inc.	$(906)	$(5,853)
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense	145	145
Transfers from (to) non-controlling interests:
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	386
Increase in additional paid-in capital as a result of equity-based compensation	3,305	6,427
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	—	(1,145)
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo common units	52	4,880
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$2,596	$4,840

Dutch Bros Inc.| Form 10-Q | 32

The weighted-average ownership percentage for the applicable reporting period is used to attribute net loss to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage for the three and six months ended June 30, 2022 was 68.4% and 69.2%, respectively.
NOTE 15 — Loss Per Share
Basic loss per share of Class A and Class D common stock is computed by dividing net loss attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted loss per share of Class A and Class D common stock gives effect during the period to all potential dilutive shares outstanding resulting from equity-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company incurred a net loss for the three and six months ended June 30, 2022; therefore, diluted shares outstanding equaled basic Class A and Class D shares outstanding.
Prior to the Reorganization Transactions, the Dutch Bros OpCo had multiple classes of units with different economic rights. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per unit information has not been presented for the three and six months ended June 30, 2021.
The following tables set forth the numerators and denominators used to compute basic and diluted loss per share of Class A and Class D common stock for the periods presented:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net loss	$(1,751)	$(18,030)
Less: net loss attributable to non-controlling interests	(845)	(12,177)
Net loss attributable to Dutch Bros Inc.	$(906)	$(5,853)

(in thousands, except per share amounts)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net loss attributable to Dutch Bros Inc.	$(906)	$(5,853)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	50,926	49,500
Weighted-average number of shares of Class A and Class D common stock outstanding - diluted	50,926	49,500

Basic net loss per share attributable to common stockholders	$(0.02)	$(0.12)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.12)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of Dutch Bros Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C common stock under the two-class method has not been presented. In addition, the Company has not included the effects of conversion of Class B and Class C common stock to Class A common stock in the diluted loss per share calculation using the if-converted method because doing so has no impact on diluted loss per share.
Dutch Bros Inc.| Form 10-Q | 33

The following common stock equivalents were excluded from diluted loss per share in the period presented because they were anti-dilutive:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Restricted stock awards	2,667	2,667
Restricted stock units	550	550
Total anti-dilutive securities	3,217	3,217
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
Guarantees
The Company periodically provides guarantees to franchisees for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of June 30, 2022 and December 31, 2021, the Company had guaranteed approximately $1.7 million and $1.7 million, respectively, in franchisee lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
Legal Proceedings
The Company is a party to routine legal actions arising in the ordinary course of and incidental to its business. These claims, legal proceedings and litigation principally arise from alleged casualty, employment, and other disputes.
In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.
Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, developments in legislation or regulations that affect the validity of certain claims and defenses, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter.
While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these that are pending or threatened will not have a material adverse effect on its financial condition, results of operations, or cash flows.
Dutch Bros Inc.| Form 10-Q | 34

NOTE 17 — Related Party Transactions
The Company’s donations to Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer serves on the board of directors, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Donations to Dutch Bros Foundation	$1,847	$2,192	$3,220	$4,317
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
No changes have been made to the Company’s segments during the three and six months ended June 30, 2022. In addition, no customer represents 10% or more of total accounts receivable or revenues as of and for the three and six months ended June 30, 2022 and 2021.
Dutch Bros Inc.| Form 10-Q | 35

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021 ¹	2022	2021
Revenues:
Company-operated shops	$160,512	$102,970	$290,699	$180,887
Franchising and other	25,869	26,238	47,838	47,106
Total revenues	186,381	129,208	338,537	227,993
Cost of sales:
Company-operated shops	129,294	73,518	242,842	133,857
Franchising and other	12,076	7,949	19,695	14,118
Total cost of sales	141,370	81,467	262,537	147,975
Segment contribution:
Company-operated shops	39,525	32,925	63,304	53,774
Franchising and other	15,313	19,821	31,005	36,013
Total segment contribution	$54,838	$52,746	$94,309	$89,787
Depreciation and amortization:
Company-operated shops	8,307	3,473	15,447	6,744
Franchising and other	1,520	1,532	2,862	3,025
Total depreciation and amortization	9,827	5,005	18,309	9,769
Selling, general and administrative	(42,342)	(33,488)	(87,556)	(69,474)
Interest expense, net	(3,596)	(1,838)	(6,085)	(2,855)
Other income (expense), net	61	(5)	282	(58)
Income (loss) before income taxes	$(866)	$12,410	$(17,359)	$7,631
_________________
1    The Company identified immaterial corrections related to the accrual of employee sick leave and the application of ASC 710, Compensation - General, which resulted in revisions to prior period reported amounts with impacted line items presented below for the three and six months ended June 30, 2021, respectively.
•Decrease in company-operated shops cost of sales (labor costs) of $0.4 million and $0.8 million
•Decrease in total cost of sales of $0.4 million and $0.8 million
•Increase in company-operated shops gross profit of $0.4 million and $0.8 million
•Increase in company-operated shops segment contribution of $0.4 million and $0.8 million
•Increase in total gross profit of $0.4 million and $0.8 million
•Increase in total segment contribution of $0.4 million and $0.8 million
•Decrease in selling, general and administrative expenses of less than $0.1 million and $0.4 million
•Increase in income before income taxes of $0.4 million and $1.2 million
Dutch Bros Inc.| Form 10-Q | 36

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and Highlights
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the food service and restaurant industry in the United States by location count.
As of June 30, 2022, we had 603 company-operated and franchised shops in 14 states, an increase of approximately 28.0% from the same period in the prior year. For the three months ended June 30, 2022, we generated $186.4 million of revenue, a $(1.8) million net loss, and $(0.02) loss per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Key Highlights
•Opened 26 company-operated shops across multiple new operating areas in the three months ended June 30, 2022, bringing total company-operated shops to 55.7% of our total shops, an increase of 62.3% over the same period in 2021.
•Raised more than $2.3 million for the Muscular Dystrophy Association and its fight against ALS from our annual Drink One for Dane day.
•Held inaugural Dutch Bros stockholder meeting on June 1, 2022.
•Surpassed 4 million registered users on our Dutch Rewards mobile app.
Dutch Bros Inc.| Form 10-Q | 37

Impact of Global Events
COVID-19
The effects of COVID-19 continue to evolve, and we cannot easily predict the future potential impacts of the pandemic on our business and operations, or on the United States and global economy in general. This also may include any recurrence of the disease, actions taken by governmental authorities in response to the evolving pandemic, any ongoing effects on consumer demand and spending patterns or other direct and indirect impacts of the pandemic, such as supply chain disruptions. Whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the continued and future impacts on our results of operations, cash flows or financial condition is yet to be determined.
Due to our drive-thru shops model, we have not experienced materially negative impacts to the same degree as others in our industry. Nevertheless, we have been affected by global shipping delays that have impacted deliveries of supplies to our shops.
Inflation and Minimum Wage Increases
Similar to many of our peers in our industry, we encountered current commodities inflation, including dairy, coffee, fuel, and packaging, and experienced continuing legislated minimum wage increases that took effect this year in certain states. We expect these inflationary pressures to continue to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, we have taken measures to gradually increase our menu prices to help offset these pressures. Such price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results.
Russia/Ukraine Conflict
To date, the conflict between Russia and Ukraine has not had a material direct impact on our business, financial condition, or results of operations. Indirectly, this conflict and resulting sanctions may have caused or contributed to recent increases in oil and gas prices. Because of our drive-thru shops model, we are monitoring closely the impact of recent significant increases in oil and gas prices on our customers’ behavior and believe such increases may contribute to decreased demand, which we believe is likely to continue. We are also monitoring any broader economic impact of the current conflict, including its effect on commodities (including oil and gas), transportation costs, liquidity and credit availability, declines in consumer confidence, declines in global economic growth, inflation, uncertainty about economic stability, and increases in unemployment rates.

Dutch Bros Inc.| Form 10-Q | 38

Results of Operations
Our historical results have been retroactively revised to reflect an immaterial error correction related to the accrual of employee sick leave. These revisions ensure comparability across all periods reflected herein. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 18 — Segment Reporting, included elsewhere in this Form 10-Q.
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022	2021
REVENUES
Company-operated shops	$160,512	$102,970	$290,699	$180,887
Franchising and other	25,869	26,238	47,838	47,106
Total revenues	186,381	129,208	338,537	227,993

COSTS AND EXPENSES
Cost of sales	141,370	81,467	262,537	147,975
Selling, general and administrative	42,342	33,488	87,556	69,474
Total costs and expenses	183,712	114,955	350,093	217,449

INCOME (LOSS) FROM OPERATIONS	2,669	14,253	(11,556)	10,544

OTHER EXPENSE
Interest expense, net	(3,596)	(1,838)	(6,085)	(2,855)
Other income (expense), net	61	(5)	282	(58)
Total other expense	(3,535)	(1,843)	(5,803)	(2,913)

INCOME (LOSS) BEFORE INCOME TAXES	(866)	12,410	(17,359)	7,631
Income tax expense	885	521	671	564
NET INCOME (LOSS)	(1,751)	11,889	(18,030)	7,067
Less: Net income attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	11,889	—	7,067
Less: Net loss attributable to non-controlling interests	(845)	—	(12,177)	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(906)	$—	$(5,853)	$—
Dutch Bros Inc.| Form 10-Q | 39

Segment Financials

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022	2021
Revenues:
Company-operated shops	$160,512	$102,970	$290,699	$180,887
Franchising and other	25,869	26,238	47,838	47,106
Total revenues	186,381	129,208	338,537	227,993
Cost of sales:
Company-operated shops	129,294	73,518	242,842	133,857
Franchising and other	12,076	7,949	19,695	14,118
Total cost of sales	141,370	81,467	262,537	147,975
Segment gross profit:
Company-operated shops	31,218	29,452	47,857	47,030
Franchising and other	13,793	18,289	28,143	32,988
Total gross profit	45,011	47,741	76,000	80,018
Selling, general and administrative	(42,342)	(33,488)	(87,556)	(69,474)
Interest expense, net	(3,596)	(1,838)	(6,085)	(2,855)
Other income (expense), net	61	(5)	282	(58)
Income (loss) before income taxes	$(866)	$12,410	$(17,359)	$7,631
Depreciation and amortization:
Company-operated shops	$8,307	$3,473	$15,447	$6,744
Franchising and other	1,520	1,532	2,862	3,025
All other	712	676	1,412	1,262
Total depreciation and amortization	$10,539	$5,681	$19,721	$11,031
Dutch Bros Inc.| Form 10-Q | 40

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shop count data; unaudited)	2022	2021	2022	2021
Shop count, beginning of period
Company-operated	310	191	271	182
Franchised	262	262	267	259
	572	453	538	441
Company-operated new openings	26	13	60	22
Franchised new openings	5	5	5	8
Acquisition of franchise shops	—	3	5	3
Shop count, end of period
Company-operated	336	207	336	207
Franchised	267	264	267	264
Total shop count	603	471	603	471

Average unit volume (AUV) [1]	N/A	N/A	$1,900	$1,766
Company-operated shops	N/A	N/A	$1,862	$1,654

Same shop sales growth (decline) [2,4]	(3.3)%	9.0%	1.0%	8.0%
Company-operated shops	(4.3)%	10.0%	0.3%	9.0%

Company-operated shop revenues	$160,512	$102,970	$290,699	$180,887
Company-operated shop gross profit	31,218	29,452	$47,857	$47,030
Company-operated shop contribution [3]	39,525	32,925	$63,304	$53,774
Company-operated shop gross profit as a % of company-operated shop revenues	19.4%	28.6%	16.5%	26.0%
Company-operated shop contribution as a % of company-operated shop revenues [3]	24.6%	32.0%	21.8%	29.7%

Net income (loss)	$(1,751)	$11,889	$(18,030)	$7,067
Adjusted EBITDA [3]	23,939	30,699	$33,601	$49,384
Net income (loss) as % of revenue	(0.9)%	9.2%	(5.3)%	3.1%
Adjusted EBITDA as % of revenue [3]	12.8%	23.8%	9.9%	21.7%

Systemwide sales [4]	$297,403	$241,566	$551,968	$432,043
Dutch Rewards member registrations [5]	496	674	985	2,229
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
Dutch Bros Inc.| Form 10-Q | 41

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Systemwide shop base	440	368	414	355
Company-operated shop base	193	130	173	120
3    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
4    Systemwide sales and systemwide same shop sales include company-operated shop revenue and sales at franchised shops during the comparable periods presented. Franchise sales represent sales at all franchise shops and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of overall Dutch Bros financial health, growth and future expansion prospects.
5    Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards mobile app, was launched February 2021. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards mobile app and future promotional plans.
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenue	160,512	100.0	102,970	100.0	290,699	100.0	180,887	100.0

Beverage, food and packaging costs	43,548	27.1	25,520	24.8	79,170	27.2	43,718	24.2
Labor costs	47,240	29.4	29,048	28.2	89,001	30.6	54,388	30.1
Occupancy and other costs	26,621	16.6	13,642	13.2	49,624	17.1	25,443	14.1
Pre-opening costs	3,578	2.2	1,835	1.8	9,600	3.3	3,564	2.0
Depreciation and amortization	8,307	5.2	3,473	3.4	15,447	5.3	6,744	3.7
Company-operated shop gross profit	31,218	19.4	29,452	28.6	47,857	16.5	47,030	26.0
Company-operated shop contribution [1]	39,525	24.6	32,925	32.0	63,304	21.8	53,774	29.7
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-Q | 42

Company-operated Shop Segment Performance
Company-operated Shop Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Company-operated shop revenue	$160,512	$102,970	$57,542	55.9%	$290,699	$180,887	$109,812	60.7%
Three Months Ended June 30, 2022 v 2021
The Company-operated shop revenue increase was driven by the following:
+    $61.8 million from company-operated shops opened during 2022 and 2021.
-    $4.3 million from a decline in same shop sales (4.3% for 2022) in the comparable shop base1, with decreased traffic stabilizing in the latter part of the three months ended June 30, 2022.
In the three months ended June 30, 2022, menu prices increased on average 3.1%.
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 193 company-operated shops was included in the comparable shop base.
Six Months Ended June 30, 2022 v 2021
The Company-operated shop revenue increase was driven by the following:
+    $110.6 million from company-operated shops opened during 2022 and 2021.
Beverage, Food and Packaging Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Beverage, food and packaging costs	$43,548	$25,520	$18,028	70.6%		$79,170	$43,718	$35,452	81.1%
As a percentage of revenue	27.1%	24.8%	N/A	230	bps	27.2%	24.2%	N/A	300	bps
Three Months Ended June 30, 2022 v 2021
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$13,434	N/A
Higher ingredient costs	5,059	320
Volume	(1,173)	N/A
Higher new shop operating inefficiencies	116	10
Other costs	592	20
Pricing impacts	N/A	(130)
Promotional discounts	N/A	10
Total change	$18,028	230
Dutch Bros Inc.| Form 10-Q | 43

Six Months Ended June 30, 2022 v 2021
The beverage, food and packaging costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	25,641	N/A
Higher ingredient costs	11,270	380
Volume	(2,797)	N/A
Higher new shop operating inefficiencies	746	20
Other costs	592	10
Pricing impacts	—	(100)
Promotional discounts	—	(10)
Total change	$35,452	300
Labor Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Labor costs	$47,240	$29,048	$18,192	62.6%		$89,001	$54,388	$34,613	63.6%
As a percentage of revenue	29.4%	28.2%	N/A	120	bps	30.6%	30.1%	N/A	50	bps
Three Months Ended June 30, 2022 v 2021
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$16,896	N/A
Legislated minimum wage increases and higher minimum staffing standards	4,625	290
Volume	(1,343)	N/A
Lower COVID-19 leave expenses	38	—
Higher new shop operating inefficiencies	(193)	(10)
Pricing impacts	N/A	(50)
Promotional discounts	N/A	10
Other	(1,831)	(120)
Total change	$18,192	120
Dutch Bros Inc.| Form 10-Q | 44

Six Months Ended June 30, 2022 v 2021
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	30,922	N/A
Legislated minimum wage increases and higher minimum staffing standards	7,750	270
Volume	(512)	N/A
Lower COVID-19 leave expenses	(1,524)	(50)
Higher new shop operating inefficiencies	(193)	(10)
Pricing impacts	N/A	(80)
Promotional discounts	N/A	(10)
Other	(1,830)	(70)
Total change	$34,613	50
Occupancy and Other Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Occupancy and other costs	$26,621	$13,642	$12,979	95.1%		$49,624	$25,443	$24,181	95.0%
As a percentage of revenue	16.6%	13.2%	N/A	340	bps	17.1%	14.1%	N/A	300	bps
Three Months Ended June 30, 2022 v 2021
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$9,731	N/A
Other occupancy cost escalation	524	50
Higher preventative maintenance programs and higher shop operating expenses	1,823	110
Rent/CAMS	552	30
Higher new shop operating inefficiencies	1,285	80
Volume	(223)	N/A
Cash tender reinstitution	(713)	(40)
Leverage/deleverage	N/A	180
Pricing impacts	N/A	(70)
Total change	$12,979	340
Dutch Bros Inc.| Form 10-Q | 45

Six Months Ended June 30, 2022 v 2021
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	16,263	N/A
Other occupancy cost escalation	2,452	90
Higher preventative maintenance programs and higher shop operating expenses	3,690	130
Rent/CAMS	1,277	40
Higher new shop operating inefficiencies	1,951	70
Volume	197	N/A
Cash tender reinstitution	(1,649)	(60)
Leverage/deleverage	N/A	100
Pricing impacts	N/A	(60)
Promotional discounts	N/A	(10)
Total change	$24,181	300
Pre-opening Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Pre-opening costs	$3,578	$1,835	$1,743	95.0%		$9,600	$3,564	$6,036	169.4%
As a percentage of revenue	2.2%	1.8%	N/A	40	bps	3.3	2.0%	N/A	130 bps
New company-operated shops opened	26	13	13	100.0%		60	22	38	172.7%
Three Months Ended June 30, 2022 v 2021
The increase in pre-opening costs was primarily driven by opening 13 more company-operated shops in the three months ended June 30, 2022 as compared to the same period in 2021, while also realizing cost and operational efficiencies.
Six Months Ended June 30, 2022 v 2021
The increase in pre-opening costs was primarily driven by opening 38 more company-operated shops in the six months ended June 30, 2022 as compared to the same period in 2021, while also realizing cost and operational efficiencies.
Depreciation and Amortization

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Depreciation and amortization	$8,307	$3,473	$4,834	139.2%		$15,447	$6,744	$8,703	129.0%
As a percentage of revenue	5.2%	3.4%	N/A	180	bps	5.3%	3.7%	N/A	160 bps
Three and Six Months Ended June 30, 2022 v 2021
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2022 and 2021.
Dutch Bros Inc.| Form 10-Q | 46

Company-operated Shop Gross Profit and Contribution1

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Company-operated shop gross profit	$31,218	$29,452	$1,766	6.0%		47,857	47,030	$827	1.8%
As a percentage of revenue	19.4%	28.6%	N/A	(920)	bps	16.5%	26.0%	N/A	(950)	bps
Company-operated shop contribution [1]	$39,525	$32,925	$6,600	20.0%		63,304	53,774	$9,530	17.7%
As a percentage of revenue	24.6%	32.0%	N/A	(740)	bps	21.8%	29.7%	N/A	(790)	bps
Three Months Ended June 30, 2022 v 2021
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(unaudited)	BPS
Higher ingredient costs	(390)
Legislated minimum wage increases and higher minimum staffing standards	(290)
Costs increases	(680)
Menu price increases	280
Lower promotional discounts	(10)
Pricing and discounts	270
Higher preventative maintenance programs and higher shop operating expenses	(110)
Other costs	20
Higher pre-opening expenses	(40)
Higher new shop operating inefficiencies	(120)
New shop related items	(160)
Leverage (deleverage)	(180)
Other	(80)
Total change in Company-operated shop gross profit	(920)
Depreciation and amortization	180
Total change in Company-operated shop contribution	(740)
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-Q | 47

Six Months Ended June 30, 2022 v 2021
The Company-operated gross profit and contribution impacts for the year-over-year comparison, in basis points, were driven by the following:

(in thousands; unaudited)	BPS
Higher ingredient costs	(430)
Legislated minimum wage increases and higher minimum staffing standards	(270)
Costs increases	(700)
Menu price increases	310
Lower promotional discounts	10
Pricing and discounts	320
Higher preventative maintenance programs and higher shop operating expenses	(130)
Other costs	(40)
Higher pre-opening expenses	(130)
Higher new shop operating inefficiencies	(90)
New shop related items	(220)
Lower COVID-19 leave expenses	50
Leverage (deleverage)	(100)
Other	(130)
Total change in Company-operated shop gross profit	(950)
Depreciation and Amortization	160
Total change in Company-operated shop contribution	(790)
Franchising and Other Segment Performance

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Franchising and other revenue	$25,869	$26,238	$(369)	(1.4)%		$47,838	$47,106	$732	1.6%
Franchising and other gross profit	$13,793	$18,289	$(4,496)	(24.6)%		$28,143	$32,988	$(4,845)	(14.7)%
As a percentage of revenue	53.3%	69.7%	N/A	(1,640)	bps	58.8%	70.0%	N/A	(1,120)	bps
Three Months Ended June 30, 2022 v 2021
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Higher costs of products sold to franchisees	$(4,225)	(1,640)
Same shop sales	(457)	N/A
Shop weeks	98	N/A
Other	88	—
Total change	$(4,496)	(1,640)
Dutch Bros Inc.| Form 10-Q | 48

Six Months Ended June 30, 2022 v 2021
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Higher costs of products sold to franchisees	(5,345)	(1,120)
Same shop sales	495	N/A
Shop weeks	644	N/A
Other	(639)	—
Total change	(4,845)	(1,120)
Selling, General, and Administrative

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Selling, General and Administrative	$42,342	$33,488	$8,854	26.4%		$87,556	$69,474	$18,082	26.0%
As a percentage of revenue	22.7%	25.9%	N/A	(320)	bps	25.9%	30.5%	N/A	(460)bps
Three Months Ended June 30, 2022 v 2021
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $6.7 million from investments in human capital, processes, and systems to support our revenue growth.
+    $2.3 million or 120 bps from higher costs incurred as a result of being a public company.
+    $2.1 million or 110 bps from higher equity-based compensation charges.
-    $2.3 million or 120 bps from non-recurring pre-IPO costs.
The summation of the impact of the specific items above would have increased selling, general and administrative expenses by 110 bps to be 28.2% of revenue. However, leverage from revenue growth reduces that percentage by 430 bps to be 22.7% of revenue.
Six Months Ended June 30, 2022 v 2021
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $14.8 million from investments in human capital, processes, and systems to support our revenue growth.
+    $4.7 million or 140 bps from higher costs incurred as a result of being a public company.
+    $2.4 million or 70 bps from company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
+    $1.2 million or 40 bps from write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 as a substitute for in-person engagement practices pre-pandemic. The platform was determined ineffective, as we have shifted back to in-person engagements with the easing of COVID-19 restrictions.
Dutch Bros Inc.| Form 10-Q | 49

-    $2.6 million or 80 bps from lower equity-based compensation charges.
-    $2.3 million or 70 bps from non-recurring pre-IPO costs.
The summation of the impact of the specific items above would have increased selling, general and administrative expenses by 100 bps to be 32.2% of revenue. However, leverage from revenue growth reduces that percentage by 560 bps to be 25.9% of revenue.
Other Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Interest expense on finance leases	$(2,056)	$(918)	$(1,138)	123.9%	$(3,779)	$(1,742)	$(2,037)	116.9%
Other interest expense, net	(1,540)	(920)	(620)	67.4%	$(2,306)	$(1,113)	$(1,193)	107.2%
Interest expense, net	$(3,596)	$(1,838)	$(1,758)	95.6%	$(6,085)	$(2,855)	$(3,230)	113.1%
Other income (expense)	61	(5)	66	N/M	$282	$(58)	$340	N/M
Total other expense	$(3,535)	$(1,843)	$(1,692)	91.8%	$(5,803)	$(2,913)	$(2,890)	99.2%
Three Months Ended June 30, 2022 v 2021
The interest expense, net increase was primarily driven by additional finance leases for new shop builds, increased borrowings associated with our credit facility, and activity related to our interest rate swap.
Six Months Ended June 30, 2022 v 2021
The interest expense, net increase was primarily driven by additional finance leases for new shop builds, increased borrowings associated with our credit facility, and activity related to our interest rate swap.
The other income (expense) increase was primarily driven by sales of previously written off Dutchwear inventory.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Income tax expense	$885	$521	$364	69.9%	$671	$564	$107	19.0%
Effective tax rate	(102.2)%	4.2%	N/A	N/M	(3.9)%	7.4%	N/A	N/M
Three and Six Months Ended June 30, 2022 v 2021
The tax expense was primarily driven by state taxes, a change in valuation allowance, and the tax expense of the corporate subsidiary, partially offset by the losses allocated from Dutch Bros OpCo to the Company.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $21.3 million and $18.5 million as of June 30, 2022 and December 31, 2021, respectively.
Dutch Bros Inc.| Form 10-Q | 50

For the six months ended June 30, 2022, our principal sources of liquidity were cash flows from our new term loan, revolving credit facilities, and operations. Our principal uses of liquidity for the six months ended June 30, 2022 were to pay off our prior revolving credit facility and fund our new shop builds and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Net cash flows provided by operating activities	$16,713	$56,199	$(39,486)	(70.3)%
Net cash flows used in investing activities	(88,633)	(36,386)	(52,247)	143.6%
Net cash provided by (used in) financing activities	74,707	(31,876)	106,583	N/M
Net increase (decrease) in cash	$2,787	$(12,063)	$14,850	(123.1)%
Cash and cash equivalents at beginning of period	18,506	31,640	(13,134)	(41.5)%
Cash and cash equivalents at end of period	$21,293	$19,577	$1,716	8.8%
Operating Activities
The decrease in operating activities cash flows was primarily driven by higher cost of sales and inventory.
Investing Activities
The increase in investing activities cash outflows was primarily driven by investment in capital expenditures as a result of new company-operated shop openings and our acquisition of franchise shops.
Financing Activities
The increase in financing activities cash flows was primarily driven by a special non-recurring distribution to our continuing members in the prior year, partially offset by lower net proceeds from our credit facilities.
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
As of June 30, 2022, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2021:
•Operating lease obligations — increased approximately $34 million from the adoption of ASC 842, Leases, and newly commenced leases during the six months ended June 30, 2022.
•Finance lease obligations — increased approximately $125 million from the adoption of ASC 842, Leases, and newly commenced leases during the six months ended June 30, 2022.
•Debt obligations — increased approximately $83 million on a net basis due to our new 2022 Credit Facility for the six months ended June 30, 2022.
Dutch Bros Inc.| Form 10-Q | 51

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
Interest Rate Swap Contract
On April 1, 2022, Dutch Bros PubCo completed an interest rate swap transaction with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto, with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap was to fix the term loan interest rate at 2.67%. The interest rate swap matures on February 28, 2027.
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
Material changes to our critical accounting estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 are listed below. Refer also to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies, NOTE 3 — Revenue Recognition, and NOTE 8 — Leases within the condensed consolidated financial statements for further information.
Dutch Bros Inc.| Form 10-Q | 52

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
Leases
At the commencement of each lease, we evaluate the lease agreement to determine whether it is an operating or finance lease. The evaluation requires significant judgments in determining the fair value of the lease right-of-use asset and the lease liability and appropriate lease terms.
Our lease agreements generally do not provide an implicit interest rate; as such, the discount rate used to measure the initial lease liability is equal to the rate the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The discount rate is subject to fluctuation based on market interest rates and our credit risk profile.
We also estimate the lease term at commencement. The lease term commences on the date when we take possession of the leased property, irrespective of the contractual lease payments schedule. To determine the length of the lease term at inception, we consider both termination and renewal option periods available. Reasonably certain renewal periods are included in the lease term at commencement, and are generally based on historical leasing activity.
Variations in judgment applied to these estimates could result in material differences such as the following:
•    Lease expenses, including rent, depreciation and amortization
•    Fair value of lease right-of-use asset and lease liability
•    Reasonably certain lease term
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
Dutch Bros Inc.| Form 10-Q | 53

Company-operated shop contribution (in dollars and as a percentage of revenue)
Definition and/or calculation
Company-operated segment gross profit, before company-operated shop depreciation and amortization. Company-operated shop contribution in dollars (as defined), taken as a percentage of company-operated shop revenue.
Usefulness to management and investors
This non-GAAP measure is used by our management in making performance decisions without the impact of non-cash depreciation and amortization charges. This is a standard metric used across our industry by investors.
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
Dutch Bros Inc.| Form 10-Q | 54

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
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021 ¹		2022		2021 ¹
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	31,218	19.4	29,452	28.6	47,857	16.5	47,030	26.0
Depreciation and amortization	8,307	5.2	3,473	3.4	15,447	5.3	6,744	3.7
Company-operated shop contribution	39,525	24.6	32,925	32.0	63,304	21.8	53,774	29.7

Net income (loss)	(1,751)	(0.9)	11,889	9.2	(18,030)	(5.3)	7,067	3.1
Depreciation and amortization	10,539	5.7	5,681	4.4	19,721	5.8	11,031	4.8
Interest expense, net	3,596	1.9	1,838	1.4	6,085	1.8	2,855	1.3
Income tax expense	885	0.5	521	0.4	671	0.2	564	0.2
EBITDA	13,269	7.1	19,929	15.4	8,447	2.5	21,517	9.4
Equity-based compensation	10,446	5.6	8,332	6.4	20,346	6.0	22,982	10.1
Expenses associated with equity offerings	—	—	2,253	1.7	—	—	2,329	1.0
COVID-19: “Thank You” pay and catastrophic leave	224	0.1	185	0.1	1,174	0.3	2,556	1.1
COVID-19: Prepaid costs not utilized	—	—	—	—	1,200	0.4	—	—
Milestone events	—	—	—	—	2,434	0.7	—	—
Adjusted EBITDA	23,939	12.8	30,699	23.8	33,601	9.9	49,384	21.7
_________________
1    Our historical results have been revised to reflect immaterial corrections related to the accrual of employee sick leave. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 18 — Segment Reporting, included elsewhere in this Form 10-Q. The impacts of the immaterial corrections on our non-GAAP measures, not included elsewhere in this Form 10-Q, are presented below for the three and six months ended June 30, 2021, respectively.
•Increase in EBITDA of $0.4 million and $1.2 million
•Increase in Adjusted EBITDA of $0.4 million and $1.2 million
Dutch Bros Inc.| Form 10-Q | 55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing during the six months ended June 30, 2022, could impact our operating results to the extent that such increases continue and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or if we choose not to pass on the cost increases, our operating results could be negatively affected.
Labor and Benefits Costs
We have experienced minimum wage increases in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies or menu price increases. As of June 30, 2022, we employed approximately 13,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of June 30, 2022, $100.0 million and $47.7 million was outstanding on our term loan and revolving loans, respectively. A hypothetical increase of interest rates up to 1% on our outstanding term and revolving loans as of June 30, 2022 would result in an increase in our annual interest expense of approximately $1.5 million. From time to time we may use interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supplies, energy costs, and construction labor costs of company-operated shops. Increases in the minimum wage requirements directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our shops is subject to inflation, which could increase the costs of labor and materials, and result in higher rent expense on new shops. We continue to encounter current commodity inflation, known or pending legislation that will increase minimum wages in certain states, and labor market forces that at times may cause us to increase wages in order to adequately staff our shops. We expect these to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, we have taken measures to gradually increase our menu prices to help offset these pressures. Price increases and other inflationary pressures may lead to decreases in consumer demand.
Dutch Bros Inc.| Form 10-Q | 56

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022. Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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
Remediation Efforts
The following remedial actions have been taken as of June 30, 2022:
•Hired additional full-time accounting subject matter experts with appropriate levels of experience, and augmented skills gaps with external experts;
•Reallocated responsibilities across the accounting organization to ensure level of knowledge and experience are applied based on risk and complexity of transactions and tasks under review, as well as to establish appropriate segregation of duties;
Dutch Bros Inc.| Form 10-Q | 57

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
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness had been remediated as of June 30, 2022, and therefore have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2022, we implemented ASU 2016-02, as amended, which required the implementation of internal controls to ensure we adequately evaluated our real estate and other vendor contracts and agreements and properly assessed the impact of the new accounting standard. In addition, the new leasing standard had a material impact on our condensed consolidated balance sheets as well as additional disclosure requirements. As such, we implemented changes to our policies and internal control over financial reporting related to our accounting for leases.
Other than those with respect to leases and the remediation efforts described above in our internal control over financial reporting (as defined in Rules 13a-15(f) and 1d-15(f) under the Exchange Act), no other changes occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently involved in any material legal proceedings.
Dutch Bros Inc.| Form 10-Q | 58

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC before making investment decisions regarding our Class A common stock.

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
•We may not be able to compete successfully with other shops, QSRs and convenience shops, including the growing number of coffee delivery options. Intense competition in the food service and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
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
•Pandemics or disease outbreaks such as the ongoing COVID-19 pandemic have had, and may continue to have, an effect on our business and results of operations.
•Our success depends substantially on the value of our brand and failure to preserve their value could have a negative impact on our financial results.
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
Dutch Bros Inc.| Form 10-Q | 59

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
Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” our condensed consolidated financial statements and related notes in this Form 10-Q, before making an investment decision. If any of the risks and uncertainties described below occur, it could have a material adverse impact on our business, reputation, financial position, results of operations or cash flows, and the trading price of our Class A common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, reputation, financial condition, results of operations or cash flows or the trading price of our Class A common stock. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC on March 11, 2022, are set forth below and are unchanged substantively as of the date of this filing, except for those risks designated by an asterisk (*).
Risks Related to Our Business
*Evolving consumer preferences and tastes or changes in consumer spending may adversely affect our business.
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, decreases in general discretionary consumer spending (including due to higher gas prices, inflation or lack of consumer confidence), lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives), a reduction in individual car ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as taurine and artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the
Dutch Bros Inc.| Form 10-Q | 60

suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we offer alternatives, including reduced sugar and sugar-free items, an unfavorable report on the health effects of sugar, caffeine or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our beverages. A decrease in customer traffic as a result of these health concerns or negative publicity could significantly reduce the demand for Dutch Bros’ hand-crafted beverages and could harm our business.
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
Dutch Bros Inc.| Form 10-Q | 61

We may not be able to compete successfully with other coffee shops, QSRs and convenience shops, including the growing number of coffee delivery options. Intense competition in the food service and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
The food service and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, including Dunkin’ Donuts, Starbucks, other specialty coffee shops, drive-thru QSRs and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional and local coffee chains, QSRs, and convenience shops for customers, shop locations and qualified management and other staff. Compared to us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Any of these competitive factors may harm our business.
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
As of June 30, 2022, Dutch Bros had 603 shops across 14 states, of which 336 were company-operated and 267 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the six months ended June 30, 2022, we opened 60 new company-operated shops. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-Q | 62

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
Dutch Bros Inc.| Form 10-Q | 63

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
•competition, either from our competitors in the food service and restaurant industry or our own shops;
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
Dutch Bros Inc.| Form 10-Q | 64

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
Dutch Bros Inc.| Form 10-Q | 65

Our inability to identify, recruit and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
Our success also depends substantially on the contributions and abilities of our broistas on whom we rely to give customers a superior experience and elevate our brand. At Dutch Bros, it’s about having fun and giving customers our special brand of “Dutch Luv,” growing our people, and forming genuine relationships with our customers. Accordingly, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified operators, all of whom come from within our system, and broistas to meet the needs of our existing shops and to staff new shops. Some of our broistas advance to become operators and when they do, their prior positions need to be filled. We aim to hire warm, friendly, motivated, caring, self-aware and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff is high and may require us to pay higher wages and provide greater benefits, especially if there is improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could harm our business.
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
As of June 30, 2022, approximately 44% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
Dutch Bros Inc.| Form 10-Q | 66

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
As of June 30, 2022, our company-operated and franchised shops in the Western United States represent approximately 90% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact.
Dutch Bros Inc.| Form 10-Q | 67

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
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on our relationship with Portland Bottling Co. to manufacture and bottle these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 28% of our systemwide net sales in the six months ended June 30, 2022. Failures by Portland Bottling Co. or any of our other suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee
Dutch Bros Inc.| Form 10-Q | 68

has continued to increase significantly during the six months ended June 30, 2022. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, the cost of dairy products has continued to increase significantly during the six months ended June 30, 2022, and we continue to see such increased costs. If these increased dairy costs are sustained or further increased, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations.
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
Dutch Bros Inc.| Form 10-Q | 69

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
These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states, and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and malware. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not
Dutch Bros Inc.| Form 10-Q | 70

disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology network and systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
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
Additionally, the costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify
Dutch Bros Inc.| Form 10-Q | 71

individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. The Company’s data and information systems may also fail for reasons other than a cyber-attack (e.g., server malfunctions, software or hardware failures, loss of data/computer assets, telecommunications failures, etc.).
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
*Pandemics or disease outbreaks such as the ongoing COVID-19 pandemic have had, and may continue to have, an effect on our business and results of operations.
Pandemics or disease outbreaks such as the ongoing COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our Dutch Bros shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. The COVID-19 pandemic continues to evolve, and while we continue to monitor it closely, the extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta and Omicron variants in the U.S. and other countries and the potential emergence of other variants that may prove especially contagious or virulent, the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations (including boosters to vaccinations) are made available, the percentage of the population that becomes vaccinated and the effectiveness of the vaccines against Omicron or other variants. The COVID-19 pandemic has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.
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
Dutch Bros Inc.| Form 10-Q | 72

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
*Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Dutch Bros Inc.| Form 10-Q | 73

Risks Related to Our Brand
Our success depends substantially on the value of our brand and failure to preserve its value could have a negative impact on our financial results.
Our success depends in large part upon our and our franchise partners’ ability to maintain and enhance our corporate reputation and the value and perception of our brand. Brand value is based in part on consumer perceptions on a variety of subjective qualities. To be successful in the future, particularly outside of the Western United States where the Dutch Bros brand may be less well-known, we believe we must preserve, grow and leverage the value of our brand across interactions.
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
Dutch Bros Inc.| Form 10-Q | 74

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
Additionally, the steps we have taken to protect our intellectual property in the United States may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. Even with our own franchise partners, whose activities are monitored and regulated through our franchise agreements, we face risk that they may refer to or make statements about our Dutch Bros brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.
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
Dutch Bros Inc.| Form 10-Q | 75

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
Dutch Bros Inc.| Form 10-Q | 76

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, this is likely to result in lower revenue, and may also reduce margins.
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
Dutch Bros Inc.| Form 10-Q | 77

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
Risks Related to Regulation and Litigation
*Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
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
Dutch Bros Inc.| Form 10-Q | 78

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
The food service and restaurant industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation discussed above, those relating to building and zoning requirements and those relating to the preparation and sale of food and beverages or consumption. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.
Dutch Bros Inc.| Form 10-Q | 79

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
Dutch Bros Inc.| Form 10-Q | 80

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
*We (and our vendors) are subject to stringent and changing laws, regulations, industry standards, contractual obligations, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our customers or vendors to comply with such laws, regulations, industry standards, may harm our business, financial condition and results of operations, and prospects.
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
Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process personal information; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause us to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business (Adverse Data Protection Impact).
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
Dutch Bros Inc.| Form 10-Q | 81

We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. For example, any failure by a third-party processor to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations could result in adverse effects, including inability to, or interruption in our ability to, operate our business and proceedings against us by governmental entities or others. We may be subject to, and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing or other remedies that adversely affect our business.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the CCPA) and other state and federal laws relating to data privacy and security. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal information. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for violations (up to $7,500 per violation), including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. In addition, the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (the CPRA) becomes operative. The CPRA will, among other things, establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal information.
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia passed the Consumer Data Protection Act (CDPA), Colorado passed the Colorado Privacy Act (CPA), Connecticut passed the Connecticut Data Privacy Act (CTDPA), and Utah passed the Utah Consumer Privacy Act (UCPA), all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. . Compliance with the CPRA, the CCPA, the CDPA, the CPA, the CTDPA, the UCPA and any newly enacted data privacy and security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to data privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals or others.
Dutch Bros Inc.| Form 10-Q | 82

In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, we may also be subject to the Payment Card Industry Data Security Standard (PCI DSS). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance (or perceived noncompliance). We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers, and we, and our vendors, may be subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the Telephone Consumer Protection Act of 1991 (TCPA) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Individuals may increasingly resist our collecting, using, and sharing of personal information to deliver targeted advertising. Individuals are becoming more aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal information and deliver relevant promotions or media. As a result, we may be required to change the way we market our products. Any of these developments could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.
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
Dutch Bros Inc.| Form 10-Q | 83

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
*Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords or neighboring businesses, suppliers, franchise partners, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages.
Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our shops, including actions seeking damages resulting from food-borne illness or accidents in our shops. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The food service and restaurant industry has also been subject to a growing number of claims that their menus and actions have led to the obesity of certain of their customers.
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
Dutch Bros Inc.| Form 10-Q | 84

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
We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the food service and restaurant industry in general.
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
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
Dutch Bros Inc.| Form 10-Q | 87

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
Dutch Bros Inc.| Form 10-Q | 88

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
Dutch Bros Inc.| Form 10-Q | 89

*An active trading market for our Class A common stock may not be sustained, and the trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
We only recently completed our IPO, so there is a limited history regarding the public market and trading of our Class A common stock. If an active public market is not sustained, it may be difficult for you to sell your shares of Class A common stock at a price at or above the price per share of the IPO or at a price that is attractive to you or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of Class A common stock as consideration. Likewise, the price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:
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
Dutch Bros Inc.| Form 10-Q | 90

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
*The multi-class structure of our common stock has the effect of concentrating voting control with Continuing Members, limiting your ability to influence corporate matters.
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
As a newly public company utilizing a multi-class capital structure, FTSE Russell and Standard & Poor’s will not include our stock in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our Class A common stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
Dutch Bros Inc.| Form 10-Q | 91

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
Dutch Bros Inc.| Form 10-Q | 92

*We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
Dutch Bros Inc.| Form 10-Q | 93

Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.
However, all such shares are now eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144.
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
Dutch Bros Inc.| Form 10-Q | 94

*We will no longer qualify as an “emerging growth company” as of December 31, 2022, and, as a result, we will no longer be able to avail ourselves of certain reduced reporting and disclosure requirements.
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the JOBS Act), and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an “emerging growth company,” we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. It is possible that investors have found or will continue to find our Class A common stock less attractive in light of the fact that we have relied on certain of these exemptions.
Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2022, we will cease to qualify as an “emerging growth company,” effective as of December 31, 2022. We will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above, and we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We expect that the loss of our “emerging growth company” status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
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
Dutch Bros Inc.| Form 10-Q | 95

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
As of June 30, 2022, we had $100.0 million and $47.7 million in term loan and revolving loans outstanding, respectively. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in NOTE 9 — Debt to the condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q), we may incur additional debt.
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
Dutch Bros Inc.| Form 10-Q | 96

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
•liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; or
•pay dividends or make other distributions.
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
Dutch Bros Inc.| Form 10-Q | 97

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
Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions we undertake. Additionally, there were insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. Further, as a result of the limited accounting department personnel we were unable to maintain an effective risk assessment process necessary to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, initiating detailed accounting policies review, and commencing an entity-wide risk assessment process, we continue to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. As such, we continued to have material weaknesses in our control over financial reporting as of June 30, 2022.
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
If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we are no longer an “emerging growth company” (which will occur on December 31, 2022), investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
Dutch Bros Inc.| Form 10-Q | 98

*A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act, which will occur as of December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our
Dutch Bros Inc.| Form 10-Q | 99

business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.
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
Dutch Bros Inc.| Form 10-Q | 100

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
Dutch Bros Inc.| Form 10-Q | 101

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
Dutch Bros Inc.| Form 10-Q | 102

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
There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in the our industry. These and other macroeconomic factors could have an adverse effect on our sales, profitability or shop development and expansion plans, which could harm our results of operations and financial condition. These factors also could cause us to, among other things, reduce the number and frequency of new shop openings or close shops.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Dutch Bros Inc.| Form 10-Q | 103

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
Dutch Bros Inc.| Form 10-Q | 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

August 11, 2022	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2022	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 105