Form 10-Q
period 2022-09-30
Dutch Bros Inc.
filed 2022-11-10
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of November 7, 2022, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	45,541,195
Class B common stock	64,699,136
Class C common stock	41,056,429
Class D common stock	12,411,419

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
•Common Units refers to the Common Units of Dutch Bros OpCo, as defined in the Second LLC Agreement, issued and outstanding immediately prior to recapitalization, as set forth in NOTE 1 — Organization and Background.
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
•QSR refers to Quick Service Restaurant.
•Reorganization Transactions has the meaning set forth in NOTE 1 — Organization and Background to the Condensed Consolidated Financial Statements.
•RSA refers to restricted stock awards.
•RSU refers to restricted stock units.
•Secondary Offerings refer to the offerings by certain selling stockholders, including entities affiliated with the Sponsor, of 5,000,000 and 5,979,605 shares of Class A common stock of Dutch Bros Inc. completed on March 10, 2022 and August 15, 2022, respectively.
•Sponsor refers to TSG Consumer Partners, L.P. and certain of its affiliates.
•Tax Receivable Agreements and TRAs shall each have the meaning set forth in NOTE 1 — Organization and Background to the Condensed Consolidated Financial Statements.
Dutch Bros, our Windmill logo (), Dutch Bros Blue Rebel, and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-Q | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are not historical facts, including those regarding the impact of inflation, increased minimum wages, COVID-19, the conflict between Russia and Ukraine on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,567	$18,506
Accounts receivable, net	14,415	10,644
Inventories, net	33,713	23,345
Prepaid expenses and other current assets	11,110	8,796
Total current assets	93,805	61,291
Property and equipment, net	327,600	301,998
Finance lease right-of-use assets, net	214,903	—
Operating lease right-of-use assets, net	165,682	—
Intangibles, net	9,826	11,103
Goodwill	21,629	18,715
Deferred income tax assets, net	293,108	159,031
Other long-term assets	2,704	1,562
Total assets	$1,129,257	$553,700
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,973	$20,440
Accrued liabilities	22,850	20,970
Other current liabilities	6,446	6,471
Deferred revenue	28,829	22,807
Line of credit	85,752	64,104
Current portion of tax receivable agreements liability	450	450
Current portion of finance lease obligations	7,004	3,389
Current portion of operating lease obligations	9,462	—
Current portion of long-term debt	2,608	103
Total current liabilities	190,374	138,734
Deferred revenue, net of current portion	5,118	5,030
Tax receivable agreements liability, net of current portion	225,849	109,283
Finance lease obligations, net of current portion	209,257	79,588
Operating lease obligations, net of current portion	157,319	—
Long-term debt, net of current portion	96,879	3,503
Deferred rent	—	3,153
Other long-term liabilities	659	680
Total liabilities	885,455	339,971
Commitments and contingencies (Note 16)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	September 30, 2022	December 31, 2021
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 45,541 and 34,433 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 41,056 and 49,006 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	1
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 12,411 and 15,441 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	141,480	107,193
Accumulated other comprehensive income	848	—
Accumulated deficit	(16,647)	(12,679)
Total stockholders' equity attributable to Dutch Bros Inc.	125,683	94,516
Non-controlling interests	118,119	119,213
Total equity	243,802	213,729
Total liabilities and equity	$1,129,257	$553,700
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts; unaudited)	2022	2021	2022	2021
REVENUES
Company-operated shops	$173,501	$108,661	$464,200	$289,548
Franchising and other	25,147	21,142	72,985	68,248
Total revenues	198,648	129,803	537,185	357,796

COSTS AND EXPENSES
Cost of sales	148,092	90,779	410,629	238,754
Selling, general and administrative	45,378	153,700	132,934	223,174
Total costs and expenses	193,470	244,479	543,563	461,928

INCOME (LOSS) FROM OPERATIONS	5,178	(114,676)	(6,378)	(104,132)

OTHER EXPENSE
Interest expense, net	(5,011)	(2,393)	(11,096)	(5,248)
Other expense, net	(1,944)	(1,041)	(1,662)	(1,099)
Total other expense	(6,955)	(3,434)	(12,758)	(6,347)

LOSS BEFORE INCOME TAXES	(1,777)	(118,110)	(19,136)	(110,479)
Income tax benefit	(3,371)	(1,280)	(2,700)	(716)
NET INCOME (LOSS)	$1,594	$(116,830)	$(16,436)	$(109,763)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(74,441)	—	(67,374)
Less: Net loss attributable to non-controlling interests [1]	(169)	(31,312)	(12,346)	(31,312)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC. [1]	$1,763	$(11,077)	$(4,090)	$(11,077)
Net income (loss) per share of Class A and Class D common stock:[2]
Basic	$0.03	$(0.24)	$(0.08)	$(0.24)
Diluted	$0.03	$(0.24)	$(0.08)	$(0.24)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	53,118	45,807	50,719	45,807
Diluted	54,418	45,807	50,719	45,807
_________________
1    2021 amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
2    Basic and diluted net loss per share of Class A and Class D common stock are applicable only for periods subsequent to September 14, 2021, the effective date of the Company’s Reorganization Transactions and IPO.

See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022	2021
Net income (loss)	$1,594	$(116,830)	$(16,436)	$(109,763)
Other comprehensive income (loss):
Unrealized gain on derivative securities, effective portion, net of income tax expense of $244 and $294, respectively	2,484	—	3,050	—
Comprehensive income (loss)	4,078	(116,830)	(13,386)	(109,763)
Less: comprehensive loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(74,441)	—	(67,374)
Less: comprehensive income (loss) attributable to non-controlling interests	1,612	(31,312)	(10,144)	(31,312)
Comprehensive income (loss) attributable to Dutch Bros Inc.	$2,466	$(11,077)	$(3,242)	$(11,077)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity

Three Months Ended September 30, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit ¹	Non-Controlling Interests ¹	Total Equity
Balance, June 30, 2022	39,558	$—	64,699	$1	45,386	$1	14,062	$—	$126,538	$145	$(18,410)	$114,042	$222,317
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,763	(169)	1,594
Unrealized gain on derivative securities, effective portion, net of income tax expense of $244	—	—	—	—	—	—	—	—	(17)	703	—	1,781	2,467
Equity-based compensation	—	—	—	—	—	—	—	—	3,656	—	—	6,993	10,649
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	3	—	—	—	—	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	6,775	—	—	—	6,775
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	4,528	—	—	(4,528)	—
Surrender and cancellation of Class C & D common stock	5,980	1	—	—	(4,330)	(1)	(1,651)	—	—	—	—	—	—
Balance, September 30, 2022	45,541	$1	64,699	$1	41,056	$—	12,411	$—	$141,480	$848	$(16,647)	$118,119	$243,802
1    Subsequent to the Company’s January 1, 2022 adoption of the lease standard, the Company continued to review relevant lease contract elements and improve business processes, which resulted in adjustments to the Company’s adoption entries. See NOTE 8 — Leases for additional information.
Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (continued)

Nine Months Ended September 30, 2022

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit [1]	Non-Controlling Interests [1]	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$—	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	—	122	301	423
Net loss	—	—	—	—	—	—	—	—	—	—	(4,090)	(12,346)	(16,436)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $294	—	—	—	—	—	—	—	—	(17)	848	—	2,202	3,033
Equity-based compensation	—	—	—	—	—	—	—	—	10,083	—	—	20,912	30,995
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	128	—	—	—	—	—	—	—	(1,145)	—	—	(2,755)	(3,900)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	15,958	—	—	—	15,958
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	9,408	—	—	(9,408)	—
Surrender and cancellation of Class C & D common stock	10,980	1	—	—	(7,950)	(1)	(3,030)	—	—	—	—	—	—
Balance, September 30, 2022	45,541	$1	64,699	$1	41,056	$—	12,411	$—	$141,480	$848	$(16,647)	$118,119	$243,802
1    Subsequent to the Company’s January 1, 2022 adoption of the lease standard, the Company continued to review relevant lease contract elements and improve business processes, which resulted in adjustments to the Company’s adoption entries. See NOTE 8 — Leases for additional information.

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (continued)

Three Months Ended September 30, 2021
	Dutch Mafia LLC (Prior to Reorganization Transactions)	Dutch Bros. Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, June 30, 2021	$(124,554)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$(124,554)
Net loss prior to the Reorganization Transactions	(74,441)	—	—	—	—	—	—	—	—	—	—	—	(74,441)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(4,200)	—	—	—	—	—	—	—	—	—	—	—	(4,200)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests [1]	48,020	9,877	—	71,408	1	54,068	1	17,036	—	(195,936)	—	147,914	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo Units in connection with the initial public offering [1]	—	—	—	(6,709)	—	(5,062)	—	—	—	(239,421)	—	(13,849)	(253,270)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	47,157	—	—	47,157
Net loss subsequent to the Reorganization Transactions [1]	—	—	—	—	—	—	—	—	—	—	(11,077)	(31,312)	(42,389)
Equity-based compensation recognized subsequent to the Reorganization Transactions [1]	—	—	—	—	—	—	—	—	—	9,802	—	24,298	34,100
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax [1]	—	344	—	—	—	—	—	—	—	(3,258)	—	(8,075)	(11,333)
Effect of exchange of Dutch Bros OpCo Class A common units [1]	—	—	—	—	—	—	—	—	—	289	—	(289)	—
Surrender and cancellation of Class C & D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, September 30, 2021 ¹	$—	34,432	$—	64,699	$1	49,006	$1	15,441	$—	$105,043	$(11,077)	$118,687	$212,655
_________________
1    Amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of Dutch Bros OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (continued)

Nine Months Ended September 30, 2021
	Dutch Mafia LLC (Prior to Reorganization Transactions)	Dutch Bros. Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	$77,487	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$77,487
Net loss prior to the Reorganization Transactions [1]	(67,374)	—	—	—	—	—	—	—	—	—	—	—	(67,374)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(213,308)	—	—	—	—	—	—	—	—	—	—	—	(213,308)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests [1]	48,020	9,877	—	71,408	1	54,068	1	17,036	—	(195,936)	—	147,914	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo Units in connection with the initial public offering [1]	—	—	—	(6,709)	—	(5,062)	—	—	—	(239,421)	—	(13,849)	(253,270)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	47,157	—	—	47,157
Net loss subsequent to the Reorganization Transactions [1]	—	—	—	—	—	—	—	—	—	—	(11,077)	(31,312)	(42,389)
Equity-based compensation recognized subsequent to the Reorganization Transactions [1]	—	—	—	—	—	—	—	—	—	9,802	—	24,298	34,100
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax [1]	—	344	—	—	—	—	—	—	—	(3,258)	—	(8,075)	(11,333)
Effect of exchange of Dutch Bros OpCo Class A common units [1]	—	—	—	—	—	—	—	—	—	289	—	(289)	—
Surrender and cancellation of Class C & D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, September 30, 2021 ¹	$—	34,432	$—	64,699	$1	49,006	$1	15,441	$—	$105,043	$(11,077)	$118,687	$212,655
_________________
1    Amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of Dutch Bros OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(16,436)	$(109,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,531	17,727
Non-cash interest expense	509	213
(Gain) loss on disposal of assets	(265)	664
Loss on extinguishment of debt	—	1,286
Equity-based compensation	30,995	147,761
Deferred income taxes	(3,757)	(1,580)
Remeasurement loss on TRAs	1,910	—
Non-cash operating leases	7,299	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,771)	(182)
Inventories, net	(10,301)	(2,818)
Prepaid expenses and other current assets	(1,283)	(2,115)
Other long-term assets	1,161	14
Accounts payable	3,967	5,777
Accrued liabilities	2,208	6,352
Other current liabilities	(38)	3,527
Deferred revenue	5,860	5,424
Deferred rent	—	243
Other long-term liabilities	(21)	(226)
Operating lease liabilities	(6,800)	—
Net cash provided by operating activities	42,768	72,304
Cash flows from investing activities:
Purchases of property and equipment	(134,634)	(74,121)
Proceeds from disposal of fixed assets	1,274	2,727
Acquisition of shops from franchisees	(6,051)	(5,387)
Net cash used in investing activities	(139,411)	(76,781)
Cash flows from financing activities:
Proceeds from line of credit	122,705	35,000
Payments on line of credit	—	(15,000)
Payments on finance lease obligations	(3,144)	(1,877)
Proceeds from financing lease obligations	—	1,484
Proceeds from long-term debt	1,375	200,000
Payments on long-term debt	(1,333)	(227,543)
Payments of debt issuance costs	(2,749)	(2,406)
Proceeds from initial public offering, net of offering costs	—	524,858
Distributions paid to members	—	(213,308)
Payments to repurchase outstanding equity / member units	—	(287,664)
Payments of IPO issuance costs	(250)	(3,511)
Tax withholding payments upon vesting of equity awards	(3,900)	(11,333)
Net cash provided by (used in) financing activities	112,704	(1,300)
Net increase (decrease) in cash and cash equivalents	16,061	(5,777)
Cash and cash equivalents, beginning of period	18,506	31,640
Cash and cash equivalents, end of period	$34,567	$25,863
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$10,134	$5,567
Income taxes paid	1,138	676
Supplemental disclosure of noncash investing and financing activities
Additions of property with capital leases	—	25,317
Additions of property and equipment accrued as of end of period	8,864	2,194
Deferred offering costs accrued	—	543
Transfer between line of credit and term loan facility	100,000	—
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc. (the Company) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products and accessories. As of September 30, 2022, there were 641 shops in operation in 14 U.S. states, of which 370 were company-operated and 271 were franchised.
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
As of September 30, 2022, the Company held 100.0% of the voting interest and 35.4% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 64.6% of the economic interest of Dutch Bros OpCo.
Initial Public Offering
On September 17, 2021, the Company completed its IPO of approximately 24.2 million shares of Class A common stock at a public offering price of $23.00 per share, which included approximately 3.2 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received proceeds of approximately $520.8 million, net of offering costs. The proceeds were used to purchase approximately 10.9 million newly-issued Dutch Bros OpCo Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Dutch Bros OpCo Class A common units from the Continuing Members for approximately $253.3 million and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.

Reorganization Transactions
In connection with the IPO, the Company completed the following Reorganization Transactions:

•Amended and restated the Second Dutch Bros OpCo Agreement to, among other things, effect a recapitalization in which (i) the outstanding Common Units were converted into Dutch Bros OpCo Class A common units paired with an equal number of either Class B voting units or Class C voting units, and (ii) the outstanding Profits Interest (PI) Units were converted into Dutch Bros OpCo Class A common units.
•Amended and restated the Company’s certificate of incorporation to, among other things, authorize four classes of common stock.
•Acquired Dutch Bros OpCo Class A common units and Class C voting units indirectly held by the Pre-IPO Blocker Holders in exchange for shares of Class D common stock.
•Contribution of Dutch Bros OpCo Class A common units, Class B voting units, and Class C voting units by Pre-IPO Dutch Bros OpCo Unitholders to the Company in exchange for Class A common stock, Class B common stock, and Class C common stock, respectively.
Dutch Bros Inc.| Form 10-Q | 14

•Designation of the Company as managing member of Dutch Bros OpCo.
•Entered into a Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders and an Exchange Tax Receivable Agreement with the Continuing Members (collectively, the Tax Receivable Agreements or the TRAs), which provide for payment by Dutch Bros PubCo to the Continuing Members and the Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros PubCo would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. Therefore, the unaudited financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and on March 11, 2022.
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
While management believes the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of December 31, 2021, and for the three and nine months ended September 30, 2021, the financial statement line items impacted by this error have been corrected. In addition, the immaterial error is being corrected prospectively in the Company’s subsequent quarterly and annual filings.
The tables below reflect the sections of the Company’s condensed consolidated financial statements that were impacted by the error.
Dutch Bros Inc.| Form 10-Q | 15

Condensed Consolidated Balance Sheet:

	December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Current liabilities:
Accrued liabilities	$24,513	$(3,543)	$20,970
Total current liabilities	142,277	(3,543)	138,734
Total liabilities	343,514	(3,543)	339,971

Stockholders’ equity:
Additional paid in capital	106,410	783	107,193
Accumulated deficit	(12,914)	235	(12,679)
Total stockholders’ equity attributable to Dutch Bros Inc. / members’ equity	93,498	1,018	94,516
Non-controlling interests	116,688	2,525	119,213
Total equity	$210,186	$3,543	$213,729
Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$91,060	$(281)	$90,779
Selling, general and administrative	153,727	(27)	153,700
Total costs and expenses	244,787	(308)	244,479
Loss from operations	(114,984)	308	(114,676)
Loss before income taxes	(118,418)	308	(118,110)
Net loss	$(117,138)	$308	$(116,830)
Less: Net loss attributable to non-controlling interests [1]	(31,531)	219	(31,312)
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.[1]	$(11,166)	$89	$(11,077)
_________________
1    Amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of Dutch Bros OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
Dutch Bros Inc.| Form 10-Q | 16

	Nine Months Ended September 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$239,869	$(1,115)	$238,754
Selling, general and administrative	223,595	(421)	223,174
Total costs and expenses	463,464	(1,536)	461,928
Loss from operations	(105,668)	1,536	(104,132)
Loss before income taxes	(112,015)	1,536	(110,479)
Net loss	$(111,299)	$1,536	$(109,763)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	(68,602)	1,228	(67,374)
Less: Net loss attributable to non-controlling interests [1]	(31,531)	219	(31,312)
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC. [1]	$(11,166)	$89	$(11,077)
_________________
1    Amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of Dutch Bros OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
Dutch Bros Inc.| Form 10-Q | 17

Condensed Consolidated Statements of Stockholders’/Members’ Equity:

	Three Months Ended September 30, 2021
(in thousands)	As Reported [1]	Adjustments	As Corrected
Members' Equity
Balance, June 30, 2021	$(127,279)	$2,725	$(124,554)
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	50,745	(2,725)	48,020

Additional Paid-in-Capital
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	(196,515)	579	(195,936)
Purchase of OpCo Units in connection with the initial public offering	(239,622)	201	(239,421)
Effect of exchange of Dutch Bros OpCo Class A common units	285	4	289
Balance, September 30, 2021	104,259	784	105,043

Accumulated Deficit
Net loss subsequent to the Reorganization Transactions	(11,166)	89	(11,077)
Balance, September 30, 2021	(11,166)	89	(11,077)

Non-Controlling Interests
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	145,768	2,146	147,914
Purchase of OpCo Units in connection with the initial public offering	(13,648)	(201)	(13,849)
Net loss subsequent to the Reorganization Transactions	(31,531)	219	(31,312)
Effect of exchange of Dutch Bros OpCo Class A common units	(285)	(4)	(289)
Balance, September 30, 2021	116,527	2,160	118,687

Total Equity
Balance, June 30, 2021	(127,279)	2,725	(124,554)
Net loss subsequent to the Reorganization Transactions	(42,697)	308	(42,389)
Balance, September 30, 2021	209,622	3,033	212,655
_________________
1    Amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of Dutch Bros OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
Dutch Bros Inc.| Form 10-Q | 18

	Nine Months Ended September 30, 2021
(in thousands)	As Reported [1]	Adjustments	As Corrected
Members' Equity
Balance, December 31, 2020	$75,990	$1,497	$77,487
Net loss prior to the Reorganization Transactions	(68,602)	1,228	(67,374)
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	50,745	(2,725)	48,020

Additional Paid-in-Capital
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	(196,515)	579	(195,936)
Purchase of OpCo Units in connection with the initial public offering	(239,622)	201	(239,421)
Effect of exchange of Dutch Bros OpCo Class A common units	285	4	289
Balance, September 30, 2021	104,259	784	105,043

Accumulated Deficit
Net loss subsequent to the Reorganization Transactions	(11,166)	89	(11,077)
Balance, September 30, 2021	(11,166)	89	(11,077)

Non-Controlling Interests
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	145,768	2,146	147,914
Purchase of OpCo Units in connection with the initial public offering	(13,648)	(201)	(13,849)
Net loss subsequent to the Reorganization Transactions	(31,531)	219	(31,312)
Effect of exchange of Dutch Bros OpCo Class A common units	(285)	(4)	(289)
Balance, September 30, 2021	116,527	2,160	118,687

Total Equity
Balance, December 31, 2020	75,990	1,497	77,487
Net loss prior to the Reorganization Transactions	(68,602)	1,228	(67,374)
Net loss subsequent to the Reorganization Transactions	(42,697)	308	(42,389)
Balance, September 30, 2021	209,622	3,033	212,655
_________________
1    Amounts and balances have been updated to reflect reclassifications based on updated timing and sequence of certain Reorganization Transactions and purchase of Dutch Bros OpCo Class A common units in connection with the IPO from previously reported figures in the Company’s Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 12, 2021.
Dutch Bros Inc.| Form 10-Q | 19

Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(111,299)	$1,536	$(109,763)
Changes in operating assets and liabilities, net of acquisitions:
Accrued liabilities	7,888	(1,536)	6,352
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
•NOTE 5 — Inventories: components of inventory related to our Blue Rebel energy drink have been reclassified from finished goods to raw materials.
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
Dutch Bros Inc.| Form 10-Q | 20

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
Dutch Bros Inc.| Form 10-Q | 21

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Vendor incentives	$13,808	$11,585	$32,700	$30,348
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Advertising expense	$8,158	$7,602	$22,840	$19,948
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
Dutch Bros Inc.| Form 10-Q | 22

NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Company-operated shops	$173,501	$108,661	$464,200	$289,548
Franchising	23,802	20,396	69,028	65,589
Other	1,345	746	3,957	2,659
Total revenues	$198,648	$129,803	$537,185	$357,796
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, December 31	$22,765	$10,576
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	186,303	122,326
Revenue recognized - gift card, loyalty app, and loyalty rewards redemptions, and breakage	(180,538)	(116,967)
Balance, September 30	28,530	15,935
Less: current portion	(25,371)	(13,681)
Deferred revenue, net of current portion, gift card and loyalty programs	$3,159	$2,254
Revenue recognized related to gift card redemptions that was included in deferred revenue as of the end of the previous years was $3.6 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts exclude cash loads and transactions for the Company’s loyalty rewards program.
Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchisees. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Outstanding performance obligations	$3,027	$2,512
Initial unearned franchise fees from franchisees	2,390	2,560
Total deferred revenue, excluding gift card and loyalty programs	5,417	5,072
Less: current portion	(3,458)	(2,964)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,959	$2,108
Dutch Bros Inc.| Form 10-Q | 23

Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Earned franchise fees	$117	$198	$390	$514
Revenue recognized from earned franchise fees that was included in unearned revenue at the beginning of the year was $0.4 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Future amortization of initial unearned franchise fees outstanding as of September 30, 2022 is as follows::

(in thousands)
Remainder of 2022	$112
2023	419
2024	361
2025	307
2026	265
Thereafter	926
Total	$2,390
NOTE 4 — Shop Acquisitions
During the nine months ended September 30, 2022, the Company repurchased the franchise rights and assets of five shops from one franchisee in California. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The fair values for the 2022 acquisitions are considered preliminary and subject to change within the measurement period (up to one year from the acquisition dates), as we have not obtained all of the detailed information to finalize the opening balance sheet related to the building and leasehold improvements purchased and franchise rights reacquired.

(in thousands)	September 30, 2022
Acquisition consideration:
Purchase price consideration	$6,051
Equipment and fixtures	197
Building and leasehold improvements	1,470
Inventories	67
Other assets	6
Operating lease right-of-use assets	2,327
Reacquired franchise rights	1,735
Other liabilities	(88)
Gift card liability	(250)
Operating lease obligations	(2,327)
Net assets acquired	3,137
Goodwill	$2,914
Dutch Bros Inc.| Form 10-Q | 24

Reacquired franchise rights acquired have weighted-average useful lives of 4.2 years at the time of purchase for the acquisitions made during the nine months ended September 30, 2022. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisitions, including sales and growth opportunities, and is expected to be fully deductible for tax purposes. Goodwill is allocated entirely to the Company-operated shops segment.
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
The results of operations for the 2022 acquisitions are included in the Company’s condensed consolidated statements of operations beginning on the dates of acquisition. Revenues of approximately $6.7 million and net income of approximately $1.2 million are included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022.
The following table reflects the unaudited pro forma results of the Company and the five shops purchased in 2022 as if the acquisitions had taken place as of January 1, 2021:

	Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021
Revenue	$539,136	$366,564
Net loss	$(16,058)	$(108,218)
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$16,070	$8,453
Finished goods	17,643	14,892
Total inventories	$33,713	$23,345
As of September 30, 2022 and December 31, 2021, reserves for inventories were $105 and $2,126, respectively.
Dutch Bros Inc.| Form 10-Q | 25

NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			September 30, 2022	December 31, 2021
Software	3			$7,430	$7,132
Equipment and fixtures	3	—	7	85,232	57,952
Leasehold improvements	5	—	15	26,996	20,744
Buildings	10	—	20	134,640	168,395
Land	N/A			4,211	5,242
Aircraft [1]	N/A			9,195	9,531
Construction-in-progress [2]	N/A			124,185	88,050
Property and equipment, gross				391,889	357,046
Less: accumulated depreciation				(64,289)	(55,048)
Property and equipment, net				$327,600	$301,998
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$6,932	$5,048	$18,486	$13,186
Selling, general and administrative expenses	702	700	2,114	1,962
Total depreciation expense	$7,634	$5,748	$20,600	$15,148
No impairment charges were recognized for the nine months ended September 30, 2022 and 2021.
NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	September 30, 2022	December 31, 2021
Reacquired franchise rights	3.6	$27,049	$25,314
Less: accumulated amortization		(17,223)	(14,211)
Intangibles, net		$9,826	$11,103
Dutch Bros Inc.| Form 10-Q | 26

Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$1,055	$948	$3,012	$2,579
The estimated future amortization expense of the reacquired franchise rights as of September 30, 2022 is as follows:

(in thousands)
Remainder of 2022	$1,022
2023	3,389
2024	2,469
2025	1,435
2026	681
Thereafter	830
Total	$9,826
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2021	$18,715
Business combinations	2,914
Balance, September 30, 2022	$21,629
No impairment charges were recognized for the nine months ended September 30, 2022 and 2021.
Dutch Bros Inc.| Form 10-Q | 27

NOTE 8 — Leases
Adoption of ASC 842
The Company adopted ASC 842, as amended, using the modified retrospective transition method with an effective date of January 1, 2022. The modified retrospective approach permits a company to use its effective date as the date of initial application to apply the standard to its leases, and, therefore, not restate comparative prior period financial information. As such, results for reporting periods beginning on or after January 1, 2022 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (ASC 840). Further, disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2022. The adoption of the lease standard resulted in a cumulative adjustment to opening equity of $0.4 million, as provided in the table below.
Subsequent to the Company’s January 1, 2022 adoption of the lease standard, the Company continued to review relevant lease contract elements and improve business processes, which resulted in adjustments to the Company’s adoption entries and presentation. The impacts of the adjustments were recorded in the nine months ended September 30, 2022, and are presented in the table below and in the condensed consolidated financial statements.
Upon adoption, the Company recognized operating lease liabilities of $152.8 million based on the present value of the remaining lease payments for existing operating leases, and right-of-use assets of $150.7 million, net of reductions for the impacts of deferred rents. As part of the transition, the Company derecognized all landlord funded lease incentives and deemed landlord financing liabilities, including capital assets related to previous sale and leaseback transactions which were remeasured under ASC 842.
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
Dutch Bros Inc.| Form 10-Q | 28

Upon transition, the Company recorded the following increases (decreases) to the respective line items on its condensed consolidated balance sheet:

(in thousands)	Adjustments as of January 1, 2022 (As Reported)	Subsequent Adjustments	Cumulative Adjustments as of September 30, 2022 (As Corrected)
Property and equipment, net	$(79,821)	$(6,171)	$(85,992)
Finance lease right-of-use assets	111,826	3,745	115,571
Operating lease right-of-use assets	150,689	—	150,689
Deferred rent	(3,153)	—	(3,153)
Current portion of finance lease obligations	607	—	607
Current portion of operating lease obligations	8,430	—	8,430
Current portion of long-term debt	(46)	—	(46)
Finance lease obligations, net of current portion	32,534	—	32,534
Operating lease obligations, net of current portion	144,405	—	144,405
Long-term debt, net of current portion	(1,426)	(1,506)	(2,932)
Accumulated deficit	386	(264)	122
Non-controlling interests	957	(656)	301
Nature of Leases
The Company leases all of its domestic company-operated shops, warehouse facilities, headquarters buildings, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2041. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether the Company has the right to direct the use of the asset. If these criteria are met, a lease has been identified and has a term greater than one year, the Company accounts for the contract under the requirements of ASC 842.
Lease commencement is determined when the Company takes possession of a leased asset, at which time the Company also determines the lease classification as an operating or finance lease. The Company’s real estate leases consist of commercial ground leases (land only) and build-to-suit leases (land and building).
The real estate leases are a combination of both operating and finance leases, depending on evaluation of the lease terms. Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options of five-years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. The Company’s real estate leases typically provide for fixed minimum rent payments. For operating leases, the Company recognizes lease expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a lease commences is included in the calculation of the right-of-use asset. Once a lease commences, the Company records lease expense in cost of sales on the Company’s condensed consolidated statements of operations. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability. Variable lease costs are included in cost of sales on the condensed consolidated statements of operations.
Dutch Bros Inc.| Form 10-Q | 29

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
A summary of finance and operating lease right-of-use assets and lease liabilities as of September 30, 2022 is as follows:

(in thousands)	Balance Sheet Classification	September 30, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$214,903
Operating leases	Operating lease right-of-use assets, net	165,682
Total right-of-use assets		$380,585

Lease liabilities
Finance leases	Current portion of finance lease obligations	$7,004
	Finance lease obligations, net of current portion	209,257

Operating leases	Current portion of operating lease obligations	9,462
	Operating lease obligations, net of current portion	157,319
Total lease liabilities		$383,042
The components of lease cost were as follows for the periods presented:

(in thousands)	Statement of Operations Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$3,121	$7,919
Interest on lease liabilities	Interest expense	2,482	6,261
Total finance lease cost		5,603	14,180

Operating lease cost	Cost of sales	4,228	12,109

Variable lease cost	Cost of sales	566	1,625
Total lease cost		$10,397	$27,914
Dutch Bros Inc.| Form 10-Q | 30

Future minimum lease payments for finance and operating lease liabilities as of September 30, 2022 were as follows:

(in thousands)	Finance	Operating
Remainder of 2022	$4,882	$4,363
2023	17,527	15,601
2024	18,185	15,291
2025	18,417	15,009
2026	18,741	14,868
Thereafter	246,068	161,592
Total	$323,820	$226,724
Less: imputed interest	(107,559)	(59,943)
Present value of minimum lease payments	216,261	166,781
Less: current portion	(7,004)	(9,462)
Lease liabilities, net of current portion	$209,257	$157,319
Future minimum lease payments under noncancellable operating leases and capital lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Capital	Operating
2022	$8,824	$12,398
2023	8,672	12,002
2024	8,743	11,699
2025	8,926	11,420
2026	9,229	11,297
Thereafter	85,985	125,774
Total	$130,379	$184,590
Less: imputed interest	(47,402)
Present value of minimum lease payments	82,977
Less: current portion	(3,389)
Lease liabilities, net of current portion	$79,588
A summary of lease terms and discount rates for finance and operating leases as of September 30, 2022 is as follows:

September 30, 2022
Weighted-average remaining lease term (years)
Finance leases	16.2
Operating leases	15.1

Weighted-average discount rate (percentages)
Finance leases	5.2%
Operating leases	4.1%
Dutch Bros Inc.| Form 10-Q | 31

Supplemental cash flow information related to leases as of September 30, 2022 is as follows for the period presented:

(in thousands; unaudited)	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6,261
Operating cash flows from operating leases	11,611
Financing cash flows from finance leases	3,144
Right-of-use assets obtained in exchange for lease obligations [1]
Finance leases	135,987
Operating leases	171,437
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
Dutch Bros Inc.| Form 10-Q | 32

As of September 30, 2022, approximately $98.8 million and $87.7 million were outstanding on the term loan and revolving loans, respectively, and $162.3 million was available for borrowing on the revolving loans. The term loan bears interest at 5.63% and revolving loans bear interest at approximately 5.58% as of September 30, 2022. The Company was in compliance with its financial covenants as of that date.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	September 30, 2022	December 31, 2021
Terms loan under credit facility	$98,750	$—
Finance obligation[1]	1,377	2,978
Unsecured note payable	551	628
Total debt	100,678	3,606
Less: loan origination fees	(1,191)	—
Less: current portion	(2,608)	(103)
Total long-term debt, net of current portion	$96,879	$3,503
_______________
1    Effective January 1, 2022, with our adoption of ASC 842 (Leases), the 2021 failed sale-leaseback transactions were remeasured and included in our lease obligations. Subsequently we entered into a failed sale-leaseback arrangement under ASC 842 during the six months ended June 30, 2022.
Future annual maturities of long-term debt as of September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$666
2023	2,667
2024	4,549
2025	7,056
2026	13,313
Thereafter	72,427
Total	$100,678
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
The Company has an interest rate swap, which is required to be measured at fair value on a recurring basis. Designated as a Level 2 instrument within the fair value hierarchy, the interest rate swap as of September 30, 2022 had a fair value of $3.3 million, and is recorded as an asset on the Company’s condensed consolidated balance sheet.
The fair value of the Company’s interest rate swap was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.
Dutch Bros Inc.| Form 10-Q | 33

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
As of September 30, 2022, the Company had a $70 million receive-variable, pay-fixed interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum. The variable rate on the interest rate swap is the one-month adjusted term SOFR rate plus an applicable margin. As of September 30, 2022, the one-month adjusted term SOFR rate was 3.03%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of September 30, 2022, the Company expects to reclassify a gain of approximately $1.0 million from AOCI to earnings within the next twelve months.
The fair value of the Company’s derivative instrument was included in the condensed consolidated balance sheet as follows:

(in thousands)	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,030	$—
	Other long-term assets	2,297	—
Total derivative instrument designated as cash flow hedge		$3,327	$—
Dutch Bros Inc.| Form 10-Q | 34

The effect of its derivative instrument on the Company’s condensed consolidated statements of operations was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statement of Operations Classification	2022	2021	2022	2021
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income before reclassifications		$2,651	$—	$2,935	$—
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Interest expense, net	77	—	409	—
Income tax expense	Income tax expense	(244)	—	(294)	—
For additional information related to the Company’s derivative, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 10 — Fair Value Measurements.
NOTE 12 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income tax benefit	$(3,371)	$(1,280)	$(2,700)	$(716)
Effective tax rate	N/M	1.1%	14.1%	0.6%
Three and Nine Months Ended September 30, 2022 v 2021
The increase in tax benefit was primarily driven by adjustments to the outside basis differences as a result of the 2021 tax filings.
As a result of the Secondary Offerings, the Company recorded an additional deferred tax asset, net of valuation allowance, of $130.6 million, which primarily consists of the Company’s outside basis differences in its limited liability company subsidiaries. As of September 30, 2022, the Company recognized deferred tax assets of approximately $293.1 million, net of a valuation allowance of approximately $1.5 million.
The Secondary Offerings also resulted in the Company recording additional liability of $114.7 million related to the TRAs. As of September 30, 2022, the Company had a liability of approximately $226.3 million related to its projected obligations under the TRAs in connection with the Secondary Offerings and 2021 reorganization and exchange transactions. TRAs-related liabilities are classified as current or non-current based on the expected date of payment and are included in the Company’s condensed consolidated balance sheets under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively. For additional information, refer to NOTE 1 — Organization and Background.
Dutch Bros Inc.| Form 10-Q | 35

NOTE 13 — Equity and Equity-Based Compensation
Equity Awards
As of September 30, 2022, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
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
During the nine months ended September 30, 2022, the total weighted-average grant date fair value of RSAs and RSUs vested was approximately $30.7 million and $8.8 million, respectively.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2021	4,000	$23.00
Vested	(1,333)	23.00
Balance, September 30, 2022	2,667	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2021	596	$43.55
New grants	164	47.85
Vested	(203)	43.50
Forfeitures	(2)	49.37
Balance, September 30, 2022	555	$44.82
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:
Dutch Bros Inc.| Form 10-Q | 36

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$10,649	$124,779	$30,995	$147,761
As of September 30, 2022, total unrecognized stock-based compensation related to unvested stock awards was $56.1 million, which will be recognized as follows:

(in thousands)
Remainder of 2022	$10,611
2023	41,911
2024	3,133
2025	437
Total unrecognized stock-based compensation expense	$56,092
NOTE 14 — Non-Controlling Interests
The Company is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Dutch Bros OpCo Agreement provides that holders of Dutch Bros OpCo Class A common units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of its Dutch Bros OpCo Class A common units for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of Dutch Bros OpCo Class A common units, increasing the Company’s total ownership in Dutch Bros OpCo. Changes in the Company’s ownership in Dutch Bros OpCo, while the Company retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Dutch Bros OpCo Class A common units in Dutch Bros OpCo by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
The following table summarizes the ownership interest in Dutch Bros OpCo:

	September 30, 2022
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	57,953	35.4%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	105,756	64.6%
Total Dutch Bros OpCo Class A common units outstanding	163,708	100.0%
_________________
1    Includes approximately 2.7 million Dutch Bros OpCo Class A common units related to unvested restricted stock awards held by former Profits Interest Units holders. These Dutch Bros OpCo Class A common units are excluded from non-controlling interest calculations.
Dutch Bros Inc.| Form 10-Q | 37

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Dutch Bros Inc.	$1,763	$(11,077)	$(4,090)	$(11,077)
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense	703	—	848	—
Transfers from (to) non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	—	(195,936)	—	(195,936)
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	—	122	—
Increase in additional paid-in capital as a result of equity-based compensation	3,656	9,802	10,083	9,802
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	—	(3,258)	(1,145)	(3,258)
Increase (decrease) in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	4,528	(239,132)	9,408	(239,132)
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$10,650	$(439,601)	$15,226	$(439,601)
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average ownership percentage	67.0%	*	68.5%	*
* The non-controlling interest holders’ weighted-average ownership percentage for the period from the September 14, 2021 Reorganization date to September 30, 2021 was 71.3%.
NOTE 15 — Income (Loss) Per Share
Basic net income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period.
Diluted income (loss) per share of Class A and Class D common stock is computed by dividing loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted income (loss) per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for restricted stock awards and restricted stock units, and under the if-converted method for the outstanding convertible Class B and Class C common stock.
Dutch Bros Inc.| Form 10-Q | 38

The following tables set forth the numerators and denominators used to compute basic and diluted income (loss) per share of Class A and Class D common stock for the periods presented. The basic and diluted loss per share for the three and nine months ended September 30, 2021 reflects only the period from September 14, 2021 to September 30, 2021, which represents the period from the date of the Reorganization Transactions during which the Company had outstanding Class A and Class D common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,594	$(116,830)	$(16,436)	$(109,763)
Less: net loss attributable to Dutch Bros OpCo before Reorganization Transactions	—	(74,441)	—	(67,374)
Less: net loss attributable to non-controlling interests	(169)	(31,312)	(12,346)	(31,312)
Net income (loss) attributable to Dutch Bros Inc.	$1,763	(11,077)	$(4,090)	(11,077)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$1,763	$(11,077)	$(4,090)	$(11,077)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	53,118	45,807	50,719	45,807
Basic net income (loss) per share attributable to common stockholders	$0.03	(0.24)	$(0.08)	$(0.24)
Dutch Bros Inc.| Form 10-Q | 39

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed income (loss) for basic computation	$1,763	$(11,077)	$(4,090)	$(11,077)
Decrease in net income attributable to common stockholders upon conversion of potentially dilutive instruments	(1)	—	—	—
Allocation of undistributed income (loss)	$1,762	$(11,077)	$(4,090)	$(11,077)

Denominator:
Number of shares used in basic computation	53,118	45,807	50,719	45,807
Add: weighted-average effect of dilutive securities
Restricted stock awards	1,300	—	—	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income (loss) per share	54,418	45,807	50,719	45,807
Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.24)	$(0.08)	$(0.24)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted income (loss) per share of Class B and Class C common stock under the two-class method has not been presented.
The following common stock equivalents were excluded from diluted income (loss) per share in the periods presented because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock awards	—	4,000	2,667	4,000
Restricted stock units	555	597	555	597
Total anti-dilutive securities	555	4,597	3,222	4,597
Dutch Bros Inc.| Form 10-Q | 40

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
Guarantees
The Company periodically provides guarantees to franchisees for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of September 30, 2022 and December 31, 2021, the Company had guaranteed approximately $1.6 million and $1.7 million, respectively, in franchisee lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
NOTE 17 — Related Party Transactions
The Company’s donations to Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer serves on the board of directors, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Donations to Dutch Bros Foundation	$1,866	$2,599	$5,086	$6,916
Dutch Bros Inc.| Form 10-Q | 41

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
No changes have been made to the Company’s segments during the three and nine months ended September 30, 2022. In addition, no customer represents 10% or more of total accounts receivable or revenues as of and for the three and nine months ended September 30, 2022 and 2021.
Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021 ¹	2022	2021 ¹
Revenues:
Company-operated shops	$173,501	$108,661	$464,200	$289,548
Franchising and other	25,147	21,142	72,985	68,248
Total revenues	198,648	129,803	537,185	357,796
Cost of sales:
Company-operated shops	138,781	85,550	381,623	219,407
Franchising and other	9,311	5,229	29,006	19,347
Total cost of sales	148,092	90,779	410,629	238,754
Segment contribution:
Company-operated shops	44,344	27,405	107,648	81,179
Franchising and other	17,314	17,616	48,319	53,629
Total segment contribution	$61,658	$45,021	$155,967	$134,808
Depreciation and amortization:
Company-operated shops	9,624	4,294	25,071	11,038
Franchising and other	1,478	1,703	4,340	4,728
Total depreciation and amortization	11,102	5,997	29,411	15,766
Selling, general and administrative	(45,378)	(153,700)	(132,934)	(223,174)
Interest expense, net	(5,011)	(2,393)	(11,096)	(5,248)
Other expense, net	(1,944)	(1,041)	(1,662)	(1,099)
Loss before income taxes	$(1,777)	$(118,110)	$(19,136)	$(110,479)
Dutch Bros Inc.| Form 10-Q | 42

_________________
1    The Company identified immaterial corrections related to the accrual of employee sick leave and the application of ASC 710, Compensation - General, which resulted in revisions to prior period reported amounts with impacted line items presented below for the three and nine months ended September 30, 2021, respectively.
•Decrease in company-operated shops cost of sales (labor costs) of $0.3 million and $1.1 million
•Decrease in total cost of sales of $0.3 million and $1.1 million
•Increase in company-operated shops gross profit of $0.3 million and $1.1 million
•Increase in company-operated shops segment contribution of $0.3 million and $1.1 million
•Increase in total gross profit of $0.3 million and $1.1 million
•Increase in total segment contribution of $0.3 million and $1.1 million
•Decrease in selling, general and administrative expenses of less than $0.1 million and $0.4 million
•Increase in income before income taxes of $0.3 million and $1.5 million
Dutch Bros Inc.| Form 10-Q | 43

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
As of September 30, 2022, we had 641 company-operated and franchised shops in 14 states, an increase of approximately 27.4% from the same period in the prior year. For the three months ended September 30, 2022, we generated $198.6 million of revenue, $1.6 million net income, and $0.03 income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Key Highlights
•Opened 34 company-operated shops across multiple new operating areas in the three months ended September 30, 2022, bringing total company-operated shops to 57.7% of our total shops, an increase of 53.5% over the same period in 2021.
•Raised more than $1.1 million for various youth organizations through our Buck for Kids day.
•Surpassed 4.7 million registered users on our Dutch Rewards mobile app.
Dutch Bros Inc.| Form 10-Q | 44

Impact of Global Events
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
Russia and Ukraine War
To date, the war between Russia and Ukraine has not had a material direct impact on our business, financial condition, or results of operations. Indirectly, this conflict and resulting sanctions may have caused or contributed to recent increases in oil and gas prices. Because of our drive-thru shops model, we are monitoring closely the impact of recent volatility in oil and gas prices on our customers’ behavior and believe such increases may contribute to decreased demand, which we believe is likely to continue. We are also monitoring any broader economic impact of the current war, including its effect on commodities (including oil and gas), transportation costs, liquidity and credit availability, declines in consumer confidence, declines in global economic growth, inflation, uncertainty about economic stability, and increases in unemployment rates.

Dutch Bros Inc.| Form 10-Q | 45

Results of Operations
Our historical results have been retroactively revised to reflect an immaterial error correction related to the accrual of employee sick leave. These revisions ensure comparability across all periods reflected herein. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 18 — Segment Reporting in our condensed consolidated financial statements, included elsewhere in this Form 10-Q.
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022	2021
REVENUES
Company-operated shops	$173,501	$108,661	$464,200	$289,548
Franchising and other	25,147	21,142	72,985	68,248
Total revenues	198,648	129,803	537,185	357,796

COSTS AND EXPENSES
Cost of sales	148,092	90,779	410,629	238,754
Selling, general and administrative	45,378	153,700	132,934	223,174
Total costs and expenses	193,470	244,479	543,563	461,928

INCOME (LOSS) FROM OPERATIONS	5,178	(114,676)	(6,378)	(104,132)

OTHER EXPENSE
Interest expense, net	(5,011)	(2,393)	(11,096)	(5,248)
Other expense, net	(1,944)	(1,041)	(1,662)	(1,099)
Total other expense	(6,955)	(3,434)	(12,758)	(6,347)

LOSS BEFORE INCOME TAXES	(1,777)	(118,110)	(19,136)	(110,479)
Income tax benefit	(3,371)	(1,280)	(2,700)	(716)
NET INCOME (LOSS)	1,594	(116,830)	(16,436)	(109,763)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(74,441)	—	(67,374)
Less: Net loss attributable to non-controlling interests	(169)	(31,312)	(12,346)	(31,312)
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$1,763	$(11,077)	$(4,090)	$(11,077)
Dutch Bros Inc.| Form 10-Q | 46

Segment Financials

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022	2021
Revenues:
Company-operated shops	$173,501	$108,661	$464,200	$289,548
Franchising and other	25,147	21,142	72,985	68,248
Total revenues	198,648	129,803	537,185	357,796
Cost of sales:
Company-operated shops	138,781	85,550	381,623	219,407
Franchising and other	9,311	5,229	29,006	19,347
Total cost of sales	148,092	90,779	410,629	238,754
Segment gross profit:
Company-operated shops	34,720	23,111	82,577	70,141
Franchising and other	15,836	15,913	43,979	48,901
Total gross profit	50,556	39,024	126,556	119,042
Selling, general and administrative	(45,378)	(153,700)	(132,934)	(223,174)
Interest expense, net	(5,011)	(2,393)	(11,096)	(5,248)
Other expense, net	(1,944)	(1,041)	(1,662)	(1,099)
Loss before income taxes	$(1,777)	$(118,110)	$(19,136)	$(110,479)
Depreciation and amortization:
Company-operated shops	$9,624	$4,294	$25,071	$11,038
Franchising and other	1,478	1,703	4,340	4,728
All other	708	699	2,120	1,961
Total depreciation and amortization	$11,810	$6,696	$31,531	$17,727
Dutch Bros Inc.| Form 10-Q | 47

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shop count data; unaudited)	2022	2021	2022	2021
Shop count, beginning of period
Company-operated	336	207	271	182
Franchised	267	264	267	259
	603	471	538	441
Company-operated new openings	34	30	94	52
Franchised new openings	4	3	9	11
Acquisition of franchise shops	—	4	5	7
Shop count, end of period
Company-operated	370	241	370	241
Franchised	271	262	271	262
Total shop count	641	503	641	503

Average unit volume (AUV) [1]	N/A	N/A	$1,917	$1,808
Company-operated shops	N/A	N/A	$1,875	$1,699

Same shop sales growth [2,4]	1.7%	7.3%	1.4%	8.0%
Company-operated shops	1.0%	4.7%	1.1%	8.3%

Company-operated shop revenues	$173,501	$108,661	$464,200	$289,548
Company-operated shop gross profit	34,720	23,111	$82,577	$70,141
Company-operated shop contribution [3]	44,344	27,405	$107,648	$81,179
Company-operated shop gross profit as a % of company-operated shop revenues	20.0%	21.3%	17.8%	24.2%
Company-operated shop contribution as a % of company-operated shop revenues [3]	25.5%	25.3%	23.2%	28.0%

Net income (loss)	$1,594	$(116,830)	$(16,436)	$(109,763)
Adjusted EBITDA [3]	27,830	20,955	$61,431	$70,339
Net income (loss) as % of revenue	0.8%	(90.0)%	(3.1)%	(30.7)%
Adjusted EBITDA as % of revenue [3]	14.0%	16.1%	11.4%	19.7%

Systemwide sales [4]	$312,961	$241,254	$864,929	$673,297
Dutch Rewards member registrations [5]	566	509	1,551	2,738
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
Dutch Bros Inc.| Form 10-Q | 48

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Systemwide shop base	452	384	414	354
Company-operated shop base	203	145	173	120
3    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
4    Systemwide sales and systemwide same shop sales include company-operated shop revenue and sales at franchised shops during the comparable periods presented. Franchise sales represent sales at all franchise shops and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
5    Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards mobile app, was launched February 2021. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards mobile app and future promotional plans.
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenue	173,501	100.0	108,661	100.0	464,200	100.0	289,548	100.0

Beverage, food and packaging costs	47,092	27.1	27,846	25.6	126,262	27.2	71,564	24.7
Labor costs	49,000	28.3	33,307	30.7	138,001	29.8	87,695	30.3
Occupancy and other costs	28,517	16.4	17,041	15.7	78,141	16.8	42,484	14.7
Pre-opening costs	4,548	2.6	3,062	2.8	14,148	3.0	6,626	2.3
Depreciation and amortization	9,624	5.6	4,294	3.9	25,071	5.4	11,038	3.8
Company-operated shop gross profit	34,720	20.0	23,111	21.3	82,577	17.8	70,141	24.2
Company-operated shop contribution [1]	44,344	25.6	27,405	25.2	107,648	23.2	81,179	28.0
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-Q | 49

Company-operated Shop Segment Performance
Company-operated Shop Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Company-operated shop revenue	$173,501	$108,661	$64,840	59.7%	$464,200	$289,548	$174,652	60.3%
Three Months Ended September 30, 2022 v 2021
The Company-operated shop revenue increase was driven by the following:
+    $63.8 million from company-operated shops opened during 2022 and 2021.
+    $1.0 million from growth in same shop sales (1.0% for 2022) in the comparable shop base1.
In the three months ended September 30, 2022, menu prices increased on average 4.4%.
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 203 company-operated shops was included in the comparable shop base.
Nine Months Ended September 30, 2022 v 2021
The Company-operated shop revenue increase was driven by the following:
+    $174.4 million from company-operated shops opened during 2022 and 2021.
Beverage, Food and Packaging Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Beverage, food and packaging costs	$47,092	$27,846	$19,246	69.1%		$126,262	$71,564	$54,698	76.4%
As a percentage of revenue	27.1%	25.6%	N/A	150	bps	27.2%	24.7%	N/A	250	bps
Three Months Ended September 30, 2022 v 2021
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$13,453	N/A
Higher ingredient costs	6,094	350
Volume	(9)	N/A
New shop impact	(444)	(30)
Higher shop operating expenses	152	20
Pricing impacts	N/A	(190)
Total change	$19,246	150
Dutch Bros Inc.| Form 10-Q | 50

Nine Months Ended September 30, 2022 v 2021
The beverage, food and packaging costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	$39,094	N/A
Higher ingredient costs	17,364	370
Volume	(2,806)	N/A
New shop impact	302	10
Higher shop operating expenses	744	20
Pricing impacts	N/A	(140)
Promotional discounts	N/A	(10)
Total change	$54,698	250
Labor Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Labor costs	$49,000	$33,307	$15,693	47.1%		$138,001	$87,695	$50,306	57.4%
As a percentage of revenue	28.3%	30.7%	N/A	(240)	bps	29.8%	30.3%	N/A	(50)	bps
Three Months Ended September 30, 2022 v 2021
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$16,069	N/A
Legislated minimum wage increases and higher minimum staffing standards	1,526	90
Volume	3	N/A
Lower COVID-19 leave expenses	(246)	(10)
New shop impact	(1,324)	(80)
Pricing impacts	N/A	(220)
Promotional discounts	N/A	—
Other	(335)	(20)
Total change	$15,693	(240)
Dutch Bros Inc.| Form 10-Q | 51

Nine Months Ended September 30, 2022 v 2021
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	$45,386	N/A
Legislated minimum wage increases and higher minimum staffing standards	9,276	200
Volume	(509)	N/A
Lower COVID-19 leave expenses	(1,771)	(40)
New shop impact	(1,517)	(30)
Pricing impacts	N/A	(170)
Promotional discounts	N/A	—
Other	(559)	(10)
Total change	$50,306	(50)
Occupancy and Other Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Occupancy and other costs	$28,517	$17,041	$11,476	67.3%		$78,141	$42,484	$35,657	83.9%
As a percentage of revenue	16.4%	15.7%	N/A	70	bps	16.8%	14.7%	N/A	210	bps
Three Months Ended September 30, 2022 v 2021
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$8,235	N/A
Occupancy cost escalation	3,399	200
Higher preventative maintenance programs	77	—
Rent/CAMS	120	10
New shop impact	343	10
Volume	4	N/A
Cash tender reinstitution	(702)	(40)
Pricing impacts	N/A	(110)
Other	—	—
Total change	$11,476	70
Dutch Bros Inc.| Form 10-Q | 52

Nine Months Ended September 30, 2022 v 2021
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	$24,499	N/A
Occupancy cost escalation	5,849	130
Higher preventative maintenance programs	3,767	80
Rent/CAMS	1,398	30
New shop impact	2,294	50
Volume	201	N/A
Cash tender reinstitution	(2,351)	(50)
Leverage/deleverage	N/A	50
Pricing impacts	N/A	(90)
Promotional discounts	N/A	10
Total change	$35,657	210
Pre-opening Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except shop data; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Pre-opening costs	$4,548	$3,062	$1,486	48.5%		$14,148	$6,626	$7,522	113.5%
As a percentage of revenue	2.6%	2.8%	N/A	(20)	bps	3.0%	2.3%	N/A	70 bps
New company-operated shops opened	34	30	4	13.3%		94	52	42	80.8%
Pre-opening costs per new company-operated shop	$134	$102	$32	31.4%		$151	$127	$24	18.9%
Three Months Ended September 30, 2022 v 2021
The increase in pre-opening costs was primarily driven by opening 4 more company-operated shops in the three months ended September 30, 2022 as compared to the same period in 2021, while also realizing cost and operational efficiencies.
Nine Months Ended September 30, 2022 v 2021
The increase in pre-opening costs was primarily driven by opening 42 more company-operated shops in the nine months ended September 30, 2022 as compared to the same period in 2021, while also realizing cost and operational efficiencies.
Dutch Bros Inc.| Form 10-Q | 53

Depreciation and Amortization

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Depreciation and amortization	$9,624	$4,294	$5,330	124.1%		$25,071	$11,038	$14,033	127.1%
As a percentage of revenue	5.6%	3.9%	N/A	170	bps	5.4%	3.8%	N/A	160 bps
Three and Nine Months Ended September 30, 2022 v 2021
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2022 and 2021.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Company-operated shop gross profit	$34,720	$23,111	$11,609	50.2%		82,577	70,141	$12,436	17.7%
As a percentage of revenue	20.0%	21.3%	N/A	(130)	bps	17.8%	24.2%	N/A	(640)	bps
Company-operated shop contribution [1]	$44,344	$27,405	$16,939	61.8%		107,648	81,179	$26,469	32.6%
As a percentage of revenue	25.6%	25.2%	N/A	40	bps	23.2%	28.0%	N/A	(480)	bps
Three Months Ended September 30, 2022 v 2021
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(unaudited)	BPS
Higher ingredient costs	(400)
Higher shop operating expenses	(120)
Legislated minimum wage increases and higher minimum staffing standards	(70)
Costs increases	(590)
Menu price increases	570
Lower promotional discounts	—
Pricing and discounts	570
Higher pre-opening expenses	20
New shop impact	—
New shop related items	20
Lower COVID-19 leave expenses	10
Leverage (deleverage)	—
Other	(140)
Total change in Company-operated shop gross profit	(130)
Depreciation and amortization	170
Total change in Company-operated shop contribution	40

Dutch Bros Inc.| Form 10-Q | 54

Nine Months Ended September 30, 2022 v 2021
The Company-operated gross profit and contribution impacts for the year-over-year comparison, in basis points, were driven by the following:

(in thousands; unaudited)	BPS
Higher ingredient costs	(410)
Higher shop operating expenses	(70)
Legislated minimum wage increases and higher minimum staffing standards	(80)
Costs increases	(560)
Menu price increases	430
Lower promotional discounts	(20)
Pricing and discounts	410
Higher preventative maintenance programs	(80)
Higher pre-opening expenses	(70)
New shop impact	(80)
New shop related items	(150)
Lower COVID-19 leave expenses	40
Leverage (deleverage)	(70)
Other	(230)
Total change in Company-operated shop gross profit	(640)
Depreciation and Amortization	160
Total change in Company-operated shop contribution	(480)
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Franchising and Other Segment Performance

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021			2022	2021	2022 v. 2021
Franchising and other revenue	$25,147	$21,142	$4,005	18.9%		$72,985	$68,248	$4,737	6.9%
Franchising and other gross profit	$15,836	$15,913	$(77)	(0.5)%		$43,979	$48,901	$(4,922)	(10.1)%
As a percentage of revenue	63.0%	75.3%	N/A	(1,230)	bps	60.3%	71.7%	N/A	(1,139)	bps
Three Months Ended September 30, 2022 v 2021
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Higher net costs of products sold to franchisees	$(3,094)	(1,230)
Shop weeks	430	N/A
Same shop sales	477	N/A
Other	2,110	N/A
Total change	$(77)	(1,230)
Dutch Bros Inc.| Form 10-Q | 55

Nine Months Ended September 30, 2022 v 2021
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Higher net costs of products sold to franchisees	(8,317)	(1,139)
Shop weeks	1,078	N/A
Same shop sales	831	N/A
Other	1,486	N/A
Total change	(4,922)	(1,139)
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Selling, General and Administrative	$45,378	$153,700	$(108,322)	(70.5)%	$132,934	$223,174	$(90,240)	(40.4)%
As a percentage of revenue	22.8%	118.4%	N/A	N/M	24.7%	62.4%	N/A	N/M
Three Months Ended September 30, 2022 v 2021
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
-    $114.1 million or 5,750 bps from lower equity-based compensation charges related to one-time awards vested as of the IPO.
-    $4.7 million or 240 bps from non-recurring costs and donations associated with our IPO in the prior year.
+    $7.9 million from investments in human capital, processes, and systems to support our revenue growth.
+    $2.7 million or 130 bps from higher costs incurred as a result of being a public company.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses by 5,860 bps to be 59.8% of revenue. However, leverage from revenue growth reduces that percentage by 3,700 bps to be 22.8% of revenue.
Nine Months Ended September 30, 2022 v 2021
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
-    $116.8 million or 2,170 bps from lower equity-based compensation charges related to one-time awards vested as of the IPO.
-    $7.1 million or 130 bps from non-recurring costs and donations associated with our IPO in the prior year.
+    $22.6 million from investments in human capital, processes, and systems to support our revenue growth.
+    $7.3 million or 140 bps from higher costs incurred as a result of being a public company.
Dutch Bros Inc.| Form 10-Q | 56

+    $2.4 million or 50 bps from company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
+    $1.2 million or 20 bps from write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 as a substitute for in-person engagement practices pre-pandemic. The platform was determined ineffective, as we have shifted back to in-person engagements with the easing of COVID-19 restrictions.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses by 2,090 bps to be 41.5% of revenue. However, leverage from revenue growth reduces that percentage by 1,680 bps to be 24.7% of revenue.
Other Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Interest expense on finance leases	$(2,498)	$(1,109)	$(1,389)	125.2%	$(6,277)	$(2,851)	$(3,426)	120.2%
Other interest expense, net [1]	(2,513)	(1,284)	(1,229)	95.7%	(4,819)	(2,397)	(2,422)	101.0%
Interest expense, net [1]	$(5,011)	$(2,393)	$(2,618)	109.4%	$(11,096)	$(5,248)	$(5,848)	111.4%
Other expense, net	(1,944)	(1,041)	(903)	86.7%	(1,662)	(1,099)	(563)	51.2%
Total other expense	$(6,955)	$(3,434)	$(3,521)	102.5%	$(12,758)	$(6,347)	$(6,411)	101.0%
_________________
1    Effective for the three months ended September 30, 2022 and on a prospective basis, we recorded commitment fees for the unused portion of the revolving credit facility as interest expense. These amounts were previously recorded as selling, general, and administrative expense.
Three Months Ended September 30, 2022 v 2021
The interest expense, net increase was primarily driven by additional finance leases for new shop builds, increased borrowings associated on our credit facility, and activity related to our interest rate swap.
The other expense increase was primarily driven by the recognition of a remeasurement loss related to the TRAs liability.
Nine Months Ended September 30, 2022 v 2021
The interest expense, net increase was primarily driven by additional finance leases for new shop builds, increased borrowings associated with our credit facility, and activity related to our interest rate swap.
The other expense increase was primarily driven by the recognition of a remeasurement loss related to the TRAs liability, partially offset by sales of previously written off Dutchwear inventory.
Income Tax Benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Income tax benefit	$(3,371)	$(1,280)	$(2,091)	163.4%	$(2,700)	$(716)	$(1,984)	277.1%
Effective tax rate	N/M	1.1%	N/A	N/M	14.1%	0.6%	N/A	N/M
Three and Nine Months Ended September 30, 2022 v 2021
The increase in tax benefit was primarily driven by adjustments to the outside basis differences as a result of the 2021 tax filings.
Dutch Bros Inc.| Form 10-Q | 57

Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $34.6 million and $18.5 million as of September 30, 2022 and December 31, 2021, respectively.
For the nine months ended September 30, 2022, our principal sources of liquidity were cash flows from our term loan, revolving credit facilities, and operations. Our principal uses of liquidity for the nine months ended September 30, 2022 were to pay off our prior revolving credit facility and fund our new shop builds and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands; unaudited)	2022	2021	2022 v. 2021
Net cash flows provided by operating activities	$42,768	$72,304	$(29,536)	(40.8)%
Net cash flows used in investing activities	(139,411)	(76,781)	(62,630)	81.6%
Net cash provided by (used in) financing activities	112,704	(1,300)	114,004	N/M
Net increase (decrease) in cash	$16,061	$(5,777)	$21,838	(378.0)%
Cash and cash equivalents at beginning of period	18,506	31,640	(13,134)	(41.5)%
Cash and cash equivalents at end of period	$34,567	$25,863	$8,704	33.7%
Operating Activities
The decrease in operating activities cash flows was primarily driven by higher cost of sales and inventory due to increases in the number of shops and raw material costs.
Investing Activities
The increase in investing activities cash outflows was primarily driven by investment in capital expenditures as a result of new company-operated shop openings.
Financing Activities
The increase in financing activities cash flows was primarily driven by higher net proceeds from our credit facilities, partially offset by non-recurring net IPO related activities in the prior year.
Cash Requirements
We believe that cash provided by operating activities, cash and cash equivalents, and proceeds from our 2022 Credit Facility are adequate to fund our debt service requirements, operating lease obligations, and working capital obligations for at least the next 12 months.
Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops. We currently expect to fund our material capital requirements in the long term with additional proceeds from our 2022 Credit Facility, but we may also seek additional debt or equity financing.
As of September 30, 2022, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2021:
•Operating lease obligations — increased approximately $42 million from the adoption of ASC 842, Leases, and newly commenced leases.
Dutch Bros Inc.| Form 10-Q | 58

•Finance lease obligations — increased approximately $193 million from the adoption of ASC 842, Leases, and newly commenced leases.
•Debt obligations — increased approximately $123 million on a net basis primarily due to borrowings on our 2022 Credit Facility.
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
Interest Rate Swap Contract
On April 1, 2022, Dutch Bros PubCo entered into an interest rate swap transaction with JPMorgan Chase Bank, N.A. with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap was to fix the interest base rate charged on the term loan at 2.67%. The interest rate swap matures on February 28, 2027.
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
Dutch Bros Inc.| Form 10-Q | 59

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
Dutch Bros Inc.| Form 10-Q | 60

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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses and donations associated with equity offerings, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, and gain (loss) on the remeasurement of the liability related to the TRAs. Adjusted EBITDA in dollars (as defined), taken as a percentage of total revenue.
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
Dutch Bros Inc.| Form 10-Q | 61

Donations associated with equity offerings
In connection with our IPO, we made a donation to the Dutch Bros Foundation. This donation is separate from other donations to the Dutch Bros Foundation that we may periodically make.
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
TRAs remeasurement
Loss impact on condensed consolidated statements of operations of adjustments to liabilities under our TRAs.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021 ¹		2022		2021 ¹
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	34,720	20.0	23,111	21.3	82,577	17.8	70,141	24.2
Depreciation and amortization	9,624	5.6	4,294	3.9	25,071	5.4	11,038	3.8
Company-operated shop contribution	44,344	25.6	27,405	25.2	107,648	23.2	81,179	28.0
Dutch Bros Inc.| Form 10-Q | 62

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021 ¹		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income (loss)	1,594	0.8	(116,830)	(90.0)	(16,436)	(3.1)	(109,763)	(30.7)
Depreciation and amortization	11,810	5.9	6,696	5.2	31,531	5.9	17,727	5.0
Interest expense, net [2]	5,011	2.5	2,393	1.8	11,096	2.1	5,248	1.5
Income tax benefit	(3,371)	(1.7)	(1,280)	(1.0)	(2,700)	(0.5)	(716)	(0.2)
EBITDA	15,044	7.6	(109,021)	(84.0)	23,491	4.4	(87,504)	(24.5)
Equity-based compensation	10,649	5.4	124,779	96.1	30,995	5.8	147,761	41.3
Expenses associated with equity offerings	—	—	3,332	2.6	—	—	5,661	1.6
Donations associated with equity offerings	—	—	1,392	1.1	—	—	1,392	0.4
COVID-19: “Thank You” pay and catastrophic leave	227	0.1	473	0.4	1,401	0.3	3,029	0.8
COVID-19: Prepaid costs not utilized	—	—	—	—	1,200	0.2	—	—
Milestone events	—	—	—	—	2,434	0.5	—	—
TRAs remeasurement	1,910	1.0	—	—	1,910	0.4	—	—
Adjusted EBITDA	27,830	14.0	20,955	16.1	61,431	11.4	70,339	19.7
_________________
1    Our historical results have been revised to reflect immaterial corrections related to the accrual of employee sick leave. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 18 — Segment Reporting, included elsewhere in this Form 10-Q. The impacts of the immaterial corrections on our non-GAAP measures, not included elsewhere in this Form 10-Q, are presented below for the three and nine months ended September 30, 2021, respectively.
•Increase in EBITDA of $0.3 million and $1.5 million
•Increase in Adjusted EBITDA of $0.3 million and $1.5 million
2    Effective for the three months ended September 30, 2022 and on a prospective basis, we recorded commitment fees for the unused portion of the revolving credit facility as interest expense. These amounts were previously recorded as selling, general, and administrative expense.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing during the nine months ended September 30, 2022, could impact our operating results to the extent that such increases continue and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or if we choose not to pass on the cost increases, our operating results could be negatively affected.
Dutch Bros Inc.| Form 10-Q | 63

Labor and Benefits Costs
We have experienced minimum wage increases in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies or menu price increases. As of September 30, 2022, we employed approximately 13,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2022, $98.8 million and $87.7 million were outstanding on our term loan and revolving loans, respectively. A hypothetical increase of interest rates up to 1% on our outstanding term and revolving loans as of September 30, 2022 would result in an increase in our annual interest expense of approximately $1.9 million. From time to time we may use interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supplies, energy costs, and construction labor costs of company-operated shops. Increases in the minimum wage requirements directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the total cost to build our shops is impacted by inflation. Specifically, increases in sitework and permitting, construction materials, labor, and equipment may increase our overall development costs and capital expenditures, and potentially result in higher rent expenses of new shops. We continue to encounter current commodity inflation, known or pending legislation that will increase minimum wages in certain states, and labor market forces that at times may cause us to increase wages in order to adequately staff our shops. We expect these to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, we have taken measures to gradually increase our menu prices to help offset these pressures. Price increases and other inflationary pressures may lead to decreases in consumer demand.
Dutch Bros Inc.| Form 10-Q | 64

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2022. Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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
Remediation Efforts
The following remedial actions have been taken as of September 30, 2022:
•Hired additional full-time accounting subject matter experts with appropriate levels of experience, and augmented skills gaps with external experts;
•Reallocated responsibilities across the accounting organization to ensure level of knowledge and experience are applied based on risk and complexity of transactions and tasks under review, as well as to establish appropriate segregation of duties;
Dutch Bros Inc.| Form 10-Q | 65

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
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness had been remediated as of September 30, 2022, and therefore have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
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
Other than those with respect to leases and the remediation efforts described above in our internal control over financial reporting (as defined in Rules 13a-15(f) and 1d-15(f) under the Exchange Act), no other changes occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently involved in any material legal proceedings.
Dutch Bros Inc.| Form 10-Q | 66

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
Dutch Bros Inc.| Form 10-Q | 67

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
Dutch Bros Inc.| Form 10-Q | 68

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
•changes in governmental laws and rules, including those regarding minimum wage, and approaches to taxation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets, including the price or availability of goods;
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the war between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics; and
•adverse outcomes of litigation.
*Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased revenues or profits.
We incur costs and expend resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources than we do, which enable them to spend significantly more on marketing, advertising, pricing and other initiatives. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items fail to reach our customers effectively and efficiently, there could be an adverse effect on our revenues and profits could decrease.
Dutch Bros Inc.| Form 10-Q | 69

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
As of September 30, 2022, Dutch Bros had 641 shops across 14 states, of which 370 were company-operated and 271 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the nine months ended September 30, 2022, we opened 94 new company-operated shops. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-Q | 70

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
Dutch Bros Inc.| Form 10-Q | 71

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
Dutch Bros Inc.| Form 10-Q | 72

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
Dutch Bros Inc.| Form 10-Q | 73

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
As of September 30, 2022, approximately 42% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
Dutch Bros Inc.| Form 10-Q | 74

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
As of September 30, 2022, our company-operated and franchised shops in the Western United States represent approximately 80% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact.
Dutch Bros Inc.| Form 10-Q | 75

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
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on our relationship with Portland Bottling Co. to manufacture and bottle these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 27% of our systemwide net sales in the nine months ended September 30, 2022. Failures by Portland Bottling Co. or any of our other suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee
Dutch Bros Inc.| Form 10-Q | 76

has continued to increase significantly during the nine months ended September 30, 2022. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, the cost of dairy products has continued to increase significantly during the nine months ended September 30, 2022, and we continue to see such increased costs. If these increased dairy costs are sustained or further increased, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations.
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
Dutch Bros Inc.| Form 10-Q | 77

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
We rely on information technology networks and systems and data processing: to market; to sell and deliver our products; to fulfill orders; to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (Process or Processing) personal information, confidential or proprietary information, financial information and other sensitive information; to manage a variety of business processes and activities; for financial reporting purposes; to operate our business; to process orders; for legal and marketing purposes; and to comply with regulatory, legal and tax requirements (collectively, Business Functions). We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our customer loyalty program and communication platform, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.
Our (and those of the third parties upon which we rely) information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states, and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures,
Dutch Bros Inc.| Form 10-Q | 78

or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. Additionally, our remote workforce poses increased risks to our information technology network and systems and data, as more of our employees work remotely, utilizing network connections outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information or our information technology networks and systems, or those of the third parties upon which we rely.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. We may expend significant resources or modify our business activities to try to protect against such security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard, or reasonable security measures to protect our information technology networks and systems and sensitive information. Despite our efforts to protect our information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures (and those of the third parties upon which we rely) may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our (and those of the third parties upon which we rely) applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised, including due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our mobile application is more widely adopted, and as we continue to expand the features and functionality of our mobile application.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties upon whom we rely) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
Dutch Bros Inc.| Form 10-Q | 79

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
Dutch Bros Inc.| Form 10-Q | 80

including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.
Our success is heavily reliant on our franchise partners and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchise partners that have been or will be impacted. As a result of this distress, our franchise partners may not be able to meet their financial obligations as they come due, including the payment of royalties, rent or other amounts due to us. This has led to, and may continue to lead to, write-offs of amounts we have currently due from our franchise partners beyond amounts we have reserved, as well as decreased future collections from franchise partners. Additionally, in certain instances, we have offered grace periods for certain near-term payments due to us by our franchise partners who needed more access to capital and were in good standing with Dutch Bros. If we need to extend such grace periods again in the future, it will negatively impact our cash flows in the near-term and there is no guarantee that our franchise partners will ultimately pay amounts due. Additionally, our franchise partners may not be able to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchise partners’ financial distress has also led to, and may continue to lead to, permanent shop closures and delayed or reduced new franchise partners development which would further harm our results and liquidity going forward. Further, in some cases, we are contingently liable for franchise partner lease obligations, and a failure by a franchise partner to perform its obligations under such lease could result in direct payment obligations for us.
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
Dutch Bros Inc.| Form 10-Q | 81

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
Dutch Bros Inc.| Form 10-Q | 82

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
Dutch Bros Inc.| Form 10-Q | 83

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
If we, our franchise partners, or our vendors are unable to protect our customers’ credit and debit card data or confidential information in connection with processing the same or confidential employee information, we could be exposed to data loss, litigation, liability and reputational damage.
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
Dutch Bros Inc.| Form 10-Q | 84

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state and local level, such as the California Fast Food Accountability and Standards Recovery Act, passed in September 2022, which would create a council to establish, among other things, minimum wages in the broadly-defined fast food industry. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, this is likely to result in lower revenue, and may also reduce margins.
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
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
The food service and restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to health care reform, building and zoning requirements, and the preparation and sale of food and beverages for consumption. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if
Dutch Bros Inc.| Form 10-Q | 87

governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.
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
Dutch Bros Inc.| Form 10-Q | 88

enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our shops if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
*We (and our vendors) are subject to stringent and changing laws, regulations, industry standards, contractual obligations, policies and other obligations related to data privacy and security. The actual or perceived failure by us or our vendors to comply with such obligations, may harm our business, financial condition and results of operations, and prospects.
We Process personal information, confidential information and other sensitive information necessary to provide our products and services and other Business Functions. Our Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern data privacy, security, and Processing of personal information by us and on our behalf.
Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States. The legal and regulatory framework for data privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, and local laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to Process customer data and operate our business.
Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our (or our vendors’) actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process personal information; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business (Adverse Data Protection Impact).
We are subject to the terms of our external and internal privacy and security policies, marketing materials, and other statements, such as compliance with certain certifications, industry standards, publications and frameworks (Privacy Policies) and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (Data Protection Obligations).
We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. For example, any failure by a third-party processor to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations could result in adverse effects, including inability to, or interruption in our ability to, operate our business and proceedings against us by governmental entities or others. We may be subject to, and suffer an Adverse Data Protection Impact if
Dutch Bros Inc.| Form 10-Q | 89

we or our vendors fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing or other remedies that adversely affect our business.
In the United States, these include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal information. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for violations (up to $7,500 per violation), including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. In addition, the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, apply to personal information of business representatives and employees and establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal information.
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
Dutch Bros Inc.| Form 10-Q | 90

Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance (or perceived noncompliance). We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers, and we, and our vendors, may be subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the TCPA impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Individuals may increasingly resist our collecting, using, and sharing of personal information to deliver targeted advertising. Individuals are becoming more aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal information and deliver relevant promotions or media. As a result, we may be required to change the way we market our products. Any of these developments could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.
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
Additionally, governmental authorities may adopt broad standards for determining when two or more entities may be deemed joint employers of the same employees. For example, Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PROAct would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor. In addition, the National Labor Relations Board proposed a rule in September 2022 that could broaden the standards applicable to
Dutch Bros Inc.| Form 10-Q | 91

establishing a joint employer relationship. If these or similar laws or rules come into effect, it could increase the possibility of Dutch Bros being held liable for our franchise partners’ employment practices.
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
Dutch Bros Inc.| Form 10-Q | 92

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
Risks Related to Our Organizational Structure
*Dutch Bros Inc. is a holding company, and its only material asset is its interest in Dutch Bros OpCo. Accordingly, Dutch Bros Inc. is dependent upon distributions from Dutch Bros OpCo to pay its taxes and expenses (including payments under the Tax Receivable Agreements) and to pay dividends.
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
We anticipate that Dutch Bros OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Dutch Bros OpCo Class A common units. Accordingly, Dutch Bros Inc. will incur income taxes on its allocable share of any net taxable income of Dutch Bros OpCo and will also incur expenses related to its operations, including payments under the Tax Receivable Agreements, which we expect could be significant. Furthermore, Dutch Bros Inc.’s allocable share of Dutch Bros OpCo’s net taxable income will increase over time as the Continuing Members redeem or exchange their Dutch Bros OpCo Class A common units for shares of Class A common stock or cash.
We intend, through Dutch Bros Inc.’s role as managing member, to cause Dutch Bros OpCo to make cash distributions to the holders of Dutch Bros OpCo Class A common units, including Dutch Bros Inc., in an amount sufficient to (i) fund each holder’s tax obligations in respect of allocations of taxable income from Dutch Bros OpCo and (ii) cover Dutch Bros Inc.’s operating expenses, including payments under the Tax Receivable Agreements. However, Dutch Bros OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Dutch Bros OpCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Dutch Bros OpCo insolvent. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return
Dutch Bros Inc.| Form 10-Q | 93

can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Dutch Bros OpCo could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.
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
*Dutch Bros OpCo may make distributions of cash to Dutch Bros Inc. in excess of the amounts used by Dutch Bros Inc. to make distributions to its stockholders and pay its expenses (including taxes and payments under the Tax Receivable Agreements). To the extent Dutch Bros Inc. does not distribute such excess cash as dividends on Class A and Class D common stock, the Continuing Members would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon a redemption or exchange of their Dutch Bros OpCo Class A common units.
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
No adjustments to the exchange ratio of Dutch Bros OpCo Class A common units for shares of Class A common stock will be made as a result of either (i) any cash distribution by Dutch Bros Inc. or (ii) any cash that Dutch Bros Inc. retains and does not distribute to its stockholders. To the extent Dutch Bros Inc. does not distribute such cash as dividends on Class A and Class D common stock and instead, for example, holds such cash balances, buys additional Dutch Bros OpCo Class A common units or lends such cash to Dutch Bros OpCo, this may result in shares of Class A common stock increasing in value relative to the Dutch Bros OpCo Class A common units. The holders of Dutch Bros OpCo Class A common units may benefit from any value attributable to such cash balances if they receive shares of Class A common stock on redemption or exchange of their Dutch Bros OpCo Class A common units or if Dutch Bros Inc. acquires additional Dutch Bros OpCo Class A common units (whether from Dutch Bros OpCo or from holders of Dutch Bros OpCo Class A common units) at a price based on the market price of our Class A common stock at the time.
*The Tax Receivable Agreements with the Continuing Members and Pre-IPO Blocker Holders require Dutch Bros Inc. to make cash payments to them in respect of certain tax benefits to which it may become entitled, and such payments may be substantial.
In connection with the IPO, Dutch Bros Inc. entered into the Tax Receivable Agreements with the Continuing Members and the Pre-IPO Blocker Holders, as applicable. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to such Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain
Dutch Bros Inc.| Form 10-Q | 94

assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Dutch Bros OpCo Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros OpCo and its subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Dutch Bros OpCo Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Dutch Bros OpCo Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Internal Revenue Code of 1986, as amended (the Code), as a result of Dutch Bros Inc.’s acquisition of other Dutch Bros OpCo Class A common units from Dutch Bros OpCo and former members of Dutch Bros OpCo who are not Continuing Members in certain transactions in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc. from the Blocker Companies in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
In each case, these increases in Dutch Bros Inc.’s allocable share of existing tax basis, the tax basis adjustments generated over time, and the application of Section 704(c) of the Code, may increase (for tax purposes) depreciation and amortization deductions allocated to Dutch Bros Inc. and, therefore, may reduce the amount of tax that Dutch Bros Inc. would otherwise be required to pay in the future. Actual tax benefits realized by Dutch Bros Inc. may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the Tax Receivable Agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreements are an obligation of Dutch Bros Inc., but not of Dutch Bros OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, the application of Section 704(c) of the Code, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of redemptions and exchanges, the price of shares of our Class A common stock at the time of redemptions and exchanges, the extent to which such redemptions and exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Dutch Bros OpCo and our possible utilization of tax attributes, including existing tax basis attributable to Dutch Bros OpCo Class A common units acquired in connection with the IPO, the payments that Dutch Bros Inc. may make under the Tax Receivable Agreements may be substantial. The payments under the Tax Receivable Agreements are not conditioned upon continued ownership of Dutch Bros Inc. by the exchanging holders of Dutch Bros OpCo Class A common units or the Pre-IPO Blocker Holders.
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
Dutch Bros Inc.| Form 10-Q | 95

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
Dutch Bros Inc.| Form 10-Q | 96

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
Risks Related to Ownership of Our Class A Common Stock
*Additional stock issuances (including pursuant to the redemption of Dutch Bros OpCo Class A common units from our Continuing Members) could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments or otherwise (including pursuant to the redemption of Dutch Bros OpCo Class A common units from our Continuing Members). Additional issuances of our stock will result in dilution to existing holders of our stock. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
In particular, following the issuance of shares of Class A common stock in connection with the redemption of Dutch Bros OpCo Class A common units from our Continuing Members and the related cancellation of shares of our Class B common stock or Class C common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock.
Dutch Bros Inc.| Form 10-Q | 97

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
Dutch Bros Inc.| Form 10-Q | 98

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
Dutch Bros Inc.| Form 10-Q | 99

*Our Co-Founder and Sponsor have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
Certain affiliates of our Co-Founder beneficially own approximately 75.9% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 18.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
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
Our Co-Founder and Sponsor own approximately 64.6% of the Dutch Bros OpCo Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Dutch Bros Inc.| Form 10-Q | 100

*We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain affiliates of our Co-Founder beneficially own approximately 75.9% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Subject to the terms of the Third Dutch Bros OpCo Agreement, an aggregate of 105,755,565 Dutch Bros OpCo Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 12,411,419 shares of Class D common stock may be converted into shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be
Dutch Bros Inc.| Form 10-Q | 101

“restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
Dutch Bros Inc.| Form 10-Q | 102

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
Dutch Bros Inc.| Form 10-Q | 103

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
As of September 30, 2022, we had $98.8 million and $87.7 million in term loan and revolving loans outstanding, respectively. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in NOTE 9 — Debt to the condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q), we may incur additional debt.
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
Dutch Bros Inc.| Form 10-Q | 104

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
Dutch Bros Inc.| Form 10-Q | 105

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
Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions we undertake. Additionally, there were insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties. Further, as a result of the limited accounting department personnel we were unable to maintain an effective risk assessment process necessary to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. While we continue to take remediation steps, including hiring additional personnel subsequent to December 31, 2020, initiating detailed accounting policies review, and commencing an entity-wide risk assessment process, we continue to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. As such, we continued to have material weaknesses in our control over financial reporting as of September 30, 2022.
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
Dutch Bros Inc.| Form 10-Q | 106

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
Further, deficiencies in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC, commencing with our 2022 annual report on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our 2022 annual report on Form 10-K.
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
Dutch Bros Inc.| Form 10-Q | 107

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
*We may need additional capital, and we cannot be sure that additional financing will be available.
Historically, we have financed our operations and capital expenditures primarily through sales of OpCo Units that are convertible into our capital stock. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Dutch Bros Inc.| Form 10-Q | 108

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
Dutch Bros Inc.| Form 10-Q | 109

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
*We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our ability to pay dividends on our Class A common stock and our Class D common stock is currently limited by the covenants of our 2022 Credit Facility and may be further restricted by the terms of any future debt or preferred securities. Holders of our Class B common stock and Class C common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution or winding up of Dutch Bros Inc., with respect to their Class B common stock or Class C common stock. Accordingly, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Dutch Bros Inc.| Form 10-Q | 110

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
Our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. For example, the recent rapid rise in inflation may prompt consumers to decrease discretionary spending as demonstrated in the underperformance of certain shops in California in the third quarter of 2022 where inflation contributed to greater increased gas prices in California relative to the rest of the country. A significant decrease in our customer traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On August 15, 2022, pursuant to Section 3(a)(9) of the Securities Act of 1933, we made an unregistered issuance of our Class A common stock via exchange of approximately 4.3 million Dutch Bros OpCo Class A common units held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act of 1933, and no proceeds were received by the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
Dutch Bros Inc.| Form 10-Q | 111

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Dutch Bros Inc.| Form 10-Q | 112

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1	Offer Letter, dated as of August 12, 2022, by and between Dutch Bros Inc. and Ann M. Miller	8-K	001-40798	10.1	August 25, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 113

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

November 10, 2022	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2022	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 114