Form 10-K
period 2022-12-31
Dutch Bros Inc.
filed 2023-02-27
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion, computed using the closing price on that day of $31.65.
Dutch Bros Inc.| Form 10-K | 2

As of February 21, 2023, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	45,663,528
Class B common stock	64,699,136
Class C common stock	41,056,429
Class D common stock	12,411,419
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Dutch Bros Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

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

TERM	DEFINITION
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Common Units
The Common Units of Dutch Bros OpCo, as defined in the Second LLC Agreement, issued and outstanding immediately prior to recapitalization, as set forth in NOTE 1 — Organization and Background, included elsewhere in this Form 10-K.

Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros PubCo	Dutch Bros Inc., a Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
Dutch Bros Tax Group	The meaning set forth in NOTE 12 — Tax Receivable Agreements to the consolidated financial statements, included elsewhere in this Form 10-K.
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
MOB	A group of master broistas who travel to help open new locations and markets. They train new broistas on operations and infuse them with the culture of the Company.
N/M	A not meaningful percentage.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
Reorganization Transactions	The meaning set forth in NOTE 1 — Organization and Background to the consolidated financial statements, included elsewhere in this Form 10-K.
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs	Each have the meaning set forth in NOTE 1 — Organization and Background to the consolidated financial statements, included elsewhere in this Form 10-K.
Western United States	The collection of states including Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.
Dutch Bros, our Windmill logo (), Dutch Bros. Blue Rebel and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-K | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including the impact of inflation, increased minimum wages, COVID-19, and the war between Russia and Ukraine, on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, anticipated capital expenditures, consumer demand, and our expectations to generate positive cash flow in the foreseeable future, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.
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

Dutch Bros Inc.| Form 10-K | 2

PART I

ITEM 1. BUSINESS
Dutch Bros Inc. is a Delaware corporation and its Class A common stock trades on the New York Stock Exchange under the symbol “BROS”.
OUR COMPANY
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the foodservice and restaurant industry in the United States by location count. As of December 31, 2022, we had 671 shops, of which 396 were company-operated and 275 were franchise, across 14 states as shown in the graphic below. For additional information regarding company-operated and franchise shops by state, refer to Part I, Item 2 Properties of this Form 10-K.

Shops by State

65
155
36
28
22
124
39
4
3
6
71
8
14
96

Dutch Bros Inc.| Form 10-K | 3

The Dutch Bros Experience

Dutch Bros is more than just the products we serve: we are dedicated to making differences in the lives of our employees, customers, and the communities in which we operate. Our people are the key to our success, and our broistas are the face of Dutch Bros, delivering on the Company’s core values of QUALITY, SPEED, and SERVICE.

•QUALITY: Our broistas are provided with the resources and training to provide high-quality hand-crafted beverages to our customers.
•SPEED: When our shops are busy, a “runner” broista leaves the shop and greets our customers before they reach the drive-thru window. This runner explains the menu and helps customers personalize their orders. Using tablets, our runners take orders, sending them to broistas inside the shop, who utilize our flexible systems to handcraft custom beverages. This system, in combination with “escape lanes” that allow customers to receive their drinks and exit before reaching the window if their drinks are ready, helps our team manage throughput all day.
•SERVICE: We embrace a customer-first attitude and use every interaction during the drive-thru experience to connect with our customers and strive to deliver an experience that exceeds our customers’ expectations.
The combination of hand-crafted and high-quality beverages, our unique drive-thru experience and our community-driven, people-first culture has allowed us to successfully open new shops and continue to share the “Dutch Luv”. To achieve these experiences and create meaningful differentiation in our industry, we and our franchise partners are committed to attracting and retaining broistas who go all out to deliver an experience that exceeds our customers’ expectations, every day. We empower our broistas to take the extra step to make each customer interaction remarkable.
Our Menu
We sell a wide range of customizable hot, iced, and blended beverages.
•Coffee: coffee-based beverages make up ~50%1 of our menu mix. Coffee-based beverages include our espresso-based custom drinks, cold brew, and our proprietary “Freeze” blended beverages. Our Private Reserve coffee is a 100% Arabica three-bean blend, roasted in our Grant’s Pass facility. In our shops, we utilize premium La Marzocco machines to extract the coffee and deliver shots of smooth, full-bodied espresso.
•Energy: ~25%1 of our menu mix is based upon our proprietary Blue Rebel energy drink, which is highly customizable with flavors and modifiers and can be served blended or over ice. Our energy platform helps unlock the afternoon daypart and helps us appeal to a diverse customer base.
•Other: the remaining ~25%1 of our menu mix is a wide variety of teas, lemonades, sodas, and smoothies.

_________________
1    Based on number of drinks sold across our system in 2022.
Dutch Bros Inc.| Form 10-K | 4

Customers are encouraged to explore our robust “secret” menu and customize beverages through the addition of flavors and other modifiers. Many of our customers add “soft-top,” a sweet, creamy whipped topping that can be added to almost any order. High-levels of customization encourage innovation, creating a competitive moat and helping drive a broad demographic appeal.

Our Dutch Rewards Loyalty Program

In February 2021, we released our app-based digital loyalty program (Dutch Rewards) which has grown to 5.2 million registered members as of December 31, 2022.

We utilize Dutch Rewards to interact directly with our customers, applying 1:1 marketing to offer targeted messaging, offers, and rewards that enhance the Dutch Bros experience. Dutch Rewards uses a spend-based model, where customers collect points that can be redeemed for rewards. These rewards can be utilized to receive free drinks or shared with others. Points and rewards generally expire after six months.

Further, we offer members the ability to preload funds on their account and pay through our app, a function we call Dutch Pass. In addition to being convenient for customers, Dutch Pass enables us to increase our speed of service by reducing the payment collection time. Our Dutch Pass functionality also allows users to purchase and share digital gift cards, providing more customers the opportunity to share in the Dutch Bros Experience.
Our Shops
We are a drive-thru focused business: over 90% of our business is conducted through the drive-thru. We believe that our drive-thru business model places a premium on customer convenience without sacrificing the personal experience. Our shops and our real estate strategy are designed from the ground up to support the drive-thru business.
Our shops typically have a smaller footprint than other drive-thru formats - our shops are typically 865 to 950 square feet. This compact footprint allows us greater flexibility to place locations on more parcels. We typically target lots that are at least 25,000 square feet to handle substantial car volume. Except for a handful of legacy “coffee houses”, all our shops deploy either a single or double drive-thru window with multiple feeder lanes for traffic flow. Most of our shops also have walk-up ordering windows and “escape lanes” that enable customers to exit the line after a runner delivers their drink before reaching the window, helping increase throughput and reducing congestion. For illustration of our shop model, see the graphic below.
Dutch Bros Inc.| Form 10-K | 5

Our Long-Term Franchise Partners
Historically, we used a franchising strategy alongside company-operated shop development to drive growth in select markets. Over time, as we decided to grow more from within, we only offered franchise partnership opportunities to the highest-quality employees within our network. In 2008, we stopped selling franchises to people that did not come from within our system. In 2017, we shifted to a company-operated strategy with all operators recruited from within our system. While we maintain great relationships with our existing franchise partners and they continue to open new shops as they look to infill their high-demand markets, we anticipate approximately 90% of new shops we open each year will be company-operated shops.
OUR GROWTH STRATEGIES TO SHARE THE “DUTCH LUV”
We are in the early stages of our growth story. We will expand our business to positively impact our communities through the following growth strategies:

Develop our People, Who are our Growth Capital

•100% of our Regional Operators began their Dutch Bros journey as broistas. We must attract and retain great people at the top of our funnel to sustain long-term growth.

•Provide robust internal training and career advancement programs, which help develop a high-quality talent pool of candidates seeking larger roles within the Company.

•Maintain the Dutch Bros culture as we scale. We design our people systems with culture in mind, enabling us to continue making a positive impact in new communities and providing career development opportunities for employees.

DUTCH BROS
Coffee
DUTCH BROS
Coffee
DUTCH BROS
Coffee
14000
Caramel Eggnog
OPEN
Candy Cane
NO SMOKING
NOTICE
ALL ACTIVITIES
MONITORED BY
VIDEO CAMERA

Place Shops Wherever People Want Great Beverages

•Target 4,000 total shop addressable market (TAM)[1] within the next 10-15 years. Maintain and grow people development systems and new shop pipeline, which is fully-populated for 2023.

•Utilize “fortressing” strategy to rapidly build scale within markets by proactively opening new shops. We believe this strategy improves customer experience and promotes long-term brand loyalty by alleviating capacity constraints and reducing barriers for increased customer frequency.

Dutch Bros Inc.| Form 10-K | 6

Increase Brand Awareness and Encourage Deeper Customer Engagement

•Engage through social media platforms, prioritizing social impact and developing deep connections withing the communities we serve.

•Utilize targeted in-app marketing promotions and grassroots campaigns. We believe the Dutch Rewards program enables us to serve customers unique beverage-focused content, information related to our social impact initiatives and new ways to engage with Dutch Bros.

•Leverage strong word-of-mouth advocacy, one of the strongest drivers of Dutch Bros brand awareness. Our commitment to our people encourages them to become enthusiastic brand ambassadors, and we believe that their visible love for the brand is infectious.

Utilize Digital Technology that Enhances the Employee and Customer Experience

•Meet customer speed expectations by investing in, and integrating technology.

•Utilize technology to reduce friction in customer interactions, providing opportunities to create deeper connections and better service.

•Utilize data-driven insights to refine menu offerings, drive frequency, and increase guest spend.

ROS
Coffee
DUTCH
TO BE SO STRONG THAT NOTHING CAN DISTURB YOUR PEACE OF MIND.
CARAMEL PUMPKIN
14000
NOTICE
ALL ACTIVITIES MONITORED BY VIDEO CAMERA

Expand Margins Through Operating Leverage

•Deploy a resourceful and flexible approach to product design and procurement, optimized for adaptability and scalability.

•Invest in state-of-the-art roasting facility in Texas to support our expansion strategy and long-term supply chain requirements in a cost-advantaged manner.

•Achieve structural selling, general, and administrative cost leverage as our selling, general and administrative costs grow at a slower rate than our shop base and revenue.
_________________
1    Internal analysis conducted by Dutch Bros, along with third-party analysis by Quantitative Analysis.
Operations
Sourcing and Supply Chain
We pride ourselves on the quality of our coffee. To ensure we are able to consistently deliver high-quality coffee across our 671 shops in our system, we are actively involved in the sourcing, roasting, packaging, and distribution of coffee beans to our and our franchise partners’ shops.
•We partner with third-party importers and exporters to purchase and import our green coffee beans. Through this relationship, we source high-quality coffee beans from across Central and South America. We typically purchase coffee contracts 18-24 months in advance of when we take physical delivery of the beans, allowing us to lock in pricing and to manage our input costs. This practice also allows us to be a good partner to our coffee producers, providing security of future business.
Dutch Bros Inc.| Form 10-K | 7

•We currently roast all our coffee in our roasting facility in Grants Pass, Oregon. We roast our coffee bean varietals to specific profiles designed to highlight each of the coffee bean’s unique flavors and aromas. After the coffee beans are roasted, we blend them to create our signature Private Reserve espresso.
•We package and ship our Private Reserve, Decaf and White Coffee espresso blends to 14 distribution centers that supply all our company-operated and franchised locations.
We designed our supply chain to be flexible in response to changes in the market. On average, we typically have approximately four months of green coffee bean inventory stored at our two ports of entry in the United States or at our roasting facility in Grants Pass, Oregon. In the event of a supply disruption in any one of our production origins, we have identified alternate coffee beans with substantially similar flavor profiles that can be sourced and incorporated to produce our blend.
We have taken several steps to increase our diversity of supply and reduce transportation costs as we expand company-operated shops eastward within the United States. We broke ground on a second state-of-the-art coffee roasting facility in Texas. We anticipate the new roasting facility will be operational in 2024.
We also manufacture our own proprietary Dutch Bros. Blue Rebel Energy Drink via a co-bottling and co-packaging relationship. Beginning in 2023, we anticipate beginning to distribute a portion of our Blue Rebel Energy drink, along with our cold brew coffee, via a “bag in a box” system for use in shop beverage taps. We believe this will help us reduce our dependence on aluminum cans. Additionally, in 2022 we hired an industry veteran as our first Vice President of Procurement to help support our supply chain initiatives as we continue to scale.
Quality, Health, and Safety
We and our franchise partners strive to maintain a safe, healthy environment at each shop through the careful training and supervision of personnel and by following rigorous quality standards. Our Quality Assurance team informs, monitors, and reports on standards for preparation and cleaning, as well as inspects every shop in the system on a quarterly basis. As part of our people-first culture, the health of our employees is our highest priority, and we provide them with appropriate resources.
Our commitment to beverage and food safety is strengthened through the direct relationship between our supply chain, culinary, and quality assurance teams. We review our supply partners’ material decisions regarding ingredients, and we reserve the right to conduct spot-checks. We examine each suppliers’ safety and quality records and verify insurance coverage. We believe that our established requirement for franchise partners to purchase certain supplies and equipment from approved vendors further enhances safety and quality within our system.
People
Our people are the driving force of our mission and are a fundamental driver of our success. One of the most important relationships we have is with our employees, who are key members of the communities we love and support. We attract and seek out potential employees by identifying people with a love for life, a natural ability to connect with folks from all walks of life, and most of all, a big smile!
As of December 31, 2022, we and our franchise partners have approximately 22,000 employees, of which 14,000 employees are in our company-operated shops and headquarters. The chart below provides the approximate percentage of systemwide employees by shop type and by state location:
Dutch Bros Inc.| Form 10-K | 8

The charts below provide the approximate percentages of our company-operated shop and headquarters employees by gender and ethnicity:
Diversity, Equity, and Inclusion
We are committed to DEI (Diversity, Equity, and Inclusion) in our Company, at the window and in our communities, cultivating an inclusive environment of love, acceptance, and kindness. Our DEI commitment strives to ensure all customers, crews, and communities are welcomed, honored, and loved. We are actively working to develop a holistic DEI program that can be a resource for everyone we serve. The events of the past several years have offered another reminder of how critically important our efforts have become, and as a result we have taken real, meaningful steps toward advancement of our DEI program including, but not limited to, the following:
•hired three female executives in the past 18 months including our President, Chief Legal Officer, and Chief Technology Officer. In total, as of the filing of this Form 10-K, 50% of our executive leadership team is female;
Dutch Bros Inc.| Form 10-K | 9

•appointed an additional female member to our Board of Directors in 2022. In total, as of the filing of this Form 10-K, 44% of our Board of Directors is female;
•hired an industry professional to serve as Director of DEI and developing long term programs;
•offering DEI training to headquarters employees and field leadership;
•launching employee resource groups at our headquarters for leaders of color and for our female leaders; and
•reviewing our policies to make sure they are promoting equity, as well as supporting a diverse and inclusive workplace for everyone.
Total Rewards
We offer competitive salaries and wages with continual assessment by location of the business environment and labor market. We are continually making enhancements to our total rewards program to attract and retain top talent as part of our expanding growth strategy. We offer a comprehensive suite of benefits to our broistas, shop management, and headquarters employees, such as:
•company-wide minimum wage of at least $10.00 per hour across all markets;
•company paid medical, dental, vision, and life insurance for all full-time employees;
•company paid parental leave of more than eight weeks, after one full year of employment for shop management and headquarters employees;
•wellness program to help employees live their best lives;
•access to free drinks and Dutch Bros swag for employees to show off their “Dutch Luv”;
•tuition assistance toward employees’ professional development after one full year of employment;
•flexible working arrangements for headquarters employees, including on-site, hybrid, and remote options;
•up to 16 hours of paid volunteer hours to use when helping out the community, which is available to all employees; and
•team focused culture with growth and leadership opportunities for career advancement.
Training and Development
We are committed to inspiring and facilitating personal and professional growth for our people as they fulfill their dreams and contribute to their communities. As part of this commitment, we provide resources to train and develop our people.
Broista Training
•2 day cultural immersion, history, and fundamental knowledge
•10 shifts of on-the-job training
•Review of “Manifesto” and employee handbook, and have proficiency tests twice per year
Dutch Bros Inc.| Form 10-K | 10

Leadership Pathways
We exclusively source regional operators, who we view as the linchpins of our field organization and lead between 3-7 shops at scale, from within our organization. For our continued growth, it is critical that we consistently train and develop new leaders. Our leadership development program outlines shop growth opportunities at all levels of the organization and furthers our philosophy of hiring and developing leaders from within. This program provides ample opportunities for our shop broistas to create their own pathway, which can be a mix of Path A and B, to reach their potential goals.

Broista
ê
Shift Lead
	í		î
Path A: Shop Level Operations				Path B: Shop Opening Team

Assistant Manager				Master of Broistas (MOB)

Manager				Assistant Lead MOB

Regional Manager				Lead MOB

	î		í
Regional Operator
This leadership program develops a pipeline of home-grown talent, which we believe will be sufficient for our new shop growth over the next several years.
Planet
We aim to be good stewards of all that is available to us. We have committed to various initiatives to reduce our impact on the planet and its resources, such as:
•purchased renewable energy credits to offset approximately all of our electricity usage at headquarters buildings and company-operated shops;
•improved instrument cleaning process to reduce the number of water-consuming “dipper wells” required in our new shops;
•began testing a beverage tap system for cold brew and Blue Rebel, which will reduce pallet size and weight with liquid not shipped;
•utilized modular construction, which reduces construction material waste and raw material inventory; and
•broke ground on our new roasting facility in Texas, which will help reduce our transportation costs and carbon emissions impact.
Dutch Bros Inc.| Form 10-K | 11

Philanthropy
Since our inception, we have been dedicated to giving back to the communities in which we serve, and we consider our brand to be a powerful platform for social impact. Our philanthropic efforts support local and national causes. A culture of philanthropy and giving back to build better communities permeates the entire Dutch Bros organization, energizing both our broistas and customers alike.
We host three company-wide givebacks days each year. The Company, along with our franchise partners and Dutch Bros Foundation (the Foundation) provide donations for funds raised in each of these giveback days.

O LOOK AT THE SUNNY
DE OF EVERYTHING
ND MAKE YOUR
PTIMISM COME TRUE.

O THINK ONLY OF THE
ST, TO WORK ONLY
OR THE BEST, AND TO
PECT ONLY THE BEST.

O BE JUST AS
THUSIASTIC ABO
E SUCCESS OF O
S YOU ARE ABOUT
OUR OWN

FRIDAY,

SEPT. 16TH

BUCK FOR KiDS

$1 FROM EVERY DRINK SOLD

SUPPORTS LOCAL KIDS

HELP US CREATE A BRIGHTER FUTURE
FOR YOUTH IN OUR COMMUNITY

DUTCH BROS Coffee

* AT PARTICIPATING LOCATIONS

“Dutch Luv”	“Drink One for Dane”	“Buck for Kids”
Every February, we donate $1 from every drink sold to local organizations working to fight food insecurity in our communities.	Every May, in honor of our co-founder Dane Boersma, we raise funds for the Muscular Dystrophy Association to find a cause and cure for ALS (Amyotrophic Lateral Sclerosis), or Lou Gehrig’s disease.	Every September, we dedicate a day to give $1 from every drink sold to nonprofit organizations helping create brighter futures for local kids.

2022 Donations
More than $0.8 million	More than $2.3 million	More than $1.1 million
Additionally, our operators and franchise partners are empowered to create their own local, shop-specific giveback programs that help support and build relationships within their communities. In addition to the 2022 donations noted above, the Company, along with our franchise partners and the Foundation donated more than $2.0 million in 2022 to various organizations through our local giveback days.
Competition
The beverage industry is highly competitive and fragmented, and our shops compete on a variety of factors, including convenience, taste, price, quality, service, and location. We believe our primary competitors include national and regional coffee chains, local specialty coffee shops, regional drive-thru coffee chains, and drive-thru quick service restaurants with coffee and other beverage programs. Our competitors operate company-operated, franchised, and mixed business models. In addition, due to our proprietary Dutch Bros. Blue Rebel energy beverages, we also compete with convenience stores.
Intellectual Property
We own many registered trademarks and service marks in the United States, the most important of which might be our trademarked Windmill logo. Other important trademarks include our “Dutch Bros,” “Dutch Bros Coffee,” “Dutch Bros Rebel,” and “Dutch Bros. Blue Rebel” word marks and our recognizable Dutch Bros sign logo. We believe the Dutch Bros name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration and monitor the use of our marks in the United States and challenge any unauthorized use.
Dutch Bros Inc.| Form 10-K | 12

We license the use of our marks to franchise partners, third-party vendors and others through franchise agreements, vendor agreements and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks and impose brand standards requirements, and require licensees to inform us of any potential infringement of the marks.
We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.
Government Regulation and Environmental Matters
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building and zoning regulations, employment regulations, and laws and regulations related to our licensed operations. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with these laws and regulations are high, are likely to increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See "Regulatory and Legal Risks" in Item 1A, Risk Factors for more information.
We are not aware of any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and company-operated shop gross profit margins. We typically experience higher nominal system sales in the summer months, which impacts revenue and company-operated shop gross profit margins in our second and third quarters of our fiscal year.
Information About our Executive Officers
The executive officers of Dutch Bros Inc. as of the filing of this Form 10-K, are as follows:

Travis Boersma, 52	Co-founder and Executive Chairman of the Board
Mr. Boersma is our Co-Founder and has served as our Executive Chairman since August 2021 and as the Executive Chairman of Dutch Bros OpCo since February 2021. Prior to serving as our Executive Chairman, he served as the Chief Executive Officer from February 2019 to February 2021 of Dutch Bros OpCo. Mr. Boersma has led us as Co-Founder since 1992. Mr. Boersma attended Southern Oregon University.

Jonathan “Joth” Ricci, 54	Chief Executive Officer
Mr. Ricci has served as our Chief Executive Officer and a member of our board of directors since August 2021, our President from August 2021 to February 2023, the Chief Executive Officer of Dutch Bros OpCo since February 2021, and the President of Dutch Bros OpCo from January 2019 to February 2023. Since January 2020, Mr. Ricci has served as Chairman of the board of directors of Dutch Bros Foundation, our philanthropic arm. From April 2017 to January 2019, he served as President and Chief Executive Officer of Adelsheim Vineyard. From February 2013 to April 2017, Mr. Ricci served as President of Stumptown Coffee Roasters, a coffee company. In addition to his senior management experience, Mr. Ricci has served on various boards of directors in the beverage industry and civic organizations since January 2012. Mr. Ricci received a B.S. in Business Education from Oregon State University.
Dutch Bros Inc.| Form 10-K | 13

Christine Barone, 49	President
Ms. Barone has served as our President and the President of Dutch Bros OpCo since February 2023. Ms. Barone has worked in the food service and beverage industries for more than a decade, and most recently served as Chief Executive Officer at True Food Kitchen, a high growth restaurant and lifestyle brand, from August 2016 to February 2023. Prior to that, she served in various leadership roles at Starbucks Corporation (Nasdaq: SBUX). Earlier in her career, she held positions with Bain & Company and Raymond James. Ms. Barone holds a B.A. in Applied Mathematics and an M.B.A. from Harvard University.

Charles Jemley, 59	Chief Financial Officer
Mr. Jemley has served as our Chief Financial Officer since August 2021 and the Chief Financial Officer of Dutch Bros OpCo since January 2020. Since June 2017, Mr. Jemley has served as a member of the board of directors of Four Corners Property Trust Inc., a real estate investment trust (NYSE: FCPT), where he chairs the Audit Committee and serves as a member of the Nominating and Governance Committee. From July 2018 to December 2019, he served as the Chief Financial Officer of CKE Restaurant Holdings, Inc., a quick service restaurant company. From February 2006 to January 2018, Mr. Jemley served in various senior management positions at Starbucks Corporation (Nasdaq: SBUX), most recently as Senior Vice President Finance, Starbucks Reserve & Roastery, Global Digital & Store Development. From April 1990 to January 2006, Mr. Jemley served in various positions in finance and store development at Yum! Brands, Inc. (NYSE: YUM) including most recently as the Chief Financial Officer of Yum Restaurants China from December 2003 to January 2006. Mr. Jemley received an M.B.A. from the Michael G. Foster School of Business at the University of Washington and a B.B.A in Accounting from the University of Louisville.

Brian Maxwell, 51	Chief Operating Officer
Mr. Maxwell has served as our Chief Operating Officer since August 2021 and the Chief Operating Officer of Dutch Bros OpCo since January 2017, and previously served in various roles at Dutch Bros OpCo, including as the Vice President and General Manager from April 2009 to December 2016, Vice President of Growth from January 2004 to March 2009 and Franchise Coordinator from January 1999 to December 2003. Prior to joining Dutch Bros, Mr. Maxwell worked in finance and investment advising. Mr. Maxwell studied at Lewis & Clark College.

Christine Schmidt, 46	Chief Administrative Officer
Ms. Schmidt has served as our Chief Administrative Officer since August 2021, and the Chief Administrative Officer of Dutch Bros OpCo since September 2019, leading the administrative teams that serve as an integral part of business operations. After starting as a "broista" at the original coffee house in Grants Pass, Oregon in 1996, she joined headquarters in 1999. Prior to her role as Chief Administrative Officer, Ms. Schmidt served in various roles at Dutch Bros OpCo, including most recently as chief financial officer from May 2016 to September 2019, and prior to that, as vice president of finance and in a variety of other positions supporting and growing marketing, finance, and operations.

Victoria Tullett, 55	Chief Legal Officer
Ms. Tullett has served as our Chief Legal Officer since September 2022 and has more than 20 years of experience helping diverse organizations manage operational risk and achieve record levels of growth, compliance, and profitability. Prior to joining Dutch Bros, she served Papa Murphy’s International, a franchise model take-and-bake pizza company, for more than 20 years in various roles, including most recently as Senior Vice President, General Counsel, and head of new store Development from May 2019 to August 2022, and from May 2014 to May 2019, as Chief Legal Officer while the company was publicly traded on the Nasdaq. Her experience with high growth companies, risk management, and franchisee relations align with the next stage of Dutch Bros’ development. In addition to her role at Dutch Bros, Ms. Tullett serves on the Board of Directors for Vancouver Symphony Orchestra. Ms. Tullett is a graduate of Lewis & Clark, Northwestern School of Law in Portland, Oregon.
Dutch Bros Inc.| Form 10-K | 14

Leigh Gower, 53	Chief Technology Officer
Ms. Gower has served as our Chief Technology Officer since December 2021 and has more than 20 years of experience helping companies transform customer experience through technology. Prior to joining Dutch Bros in December 2021, she served as Vice President, Technology at Blue Nile Inc., a digitally native, disruptive fine jewelry retailer, from October 2020 to November 2021, as a Product & Technology leader at T-Mobile USA, a global mobile telecommunications company, from September 2012 to August 2020, most recently as Senior Director from July 2018, and as Management Consultant at Slalom Consulting, a business and technology consulting firm, from December 2003 to September 2012. In addition, Ms. Gower serves on the Board of Directors of the Technology Association of Oregon. Ms. Gower earned a B.S. in Economics and Spanish from University of Puget Sound, and professional certificates from Villanova University, University of California, Berkeley, and University of Washington.
Available Information
Our website address is dutchbros.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (the SEC), and all amendments to these filings, can be obtained free of charge from our website at https://investors.dutchbros.com/financials/sec-filings/default.aspx or by contacting our Investor Relations department at our office address listed above as soon as reasonably practical following our filing or furnishing of any of these reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also routinely use the investor relations page on our website as a channel of distribution for important Company information, including press releases, analyst presentations, and financial and corporate governance information. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
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
•We may not be able to compete successfully with other shops, QSRs and convenience shops, including the growing number of coffee delivery options. Intense competition in the food service and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors.
•Our failure to manage our growth effectively could harm our business and operating results.
•Our inability to identify, recruit and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
Dutch Bros Inc.| Form 10-K | 15

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
•Pandemics or disease outbreaks have had, and may continue to have, an effect on our business and results of operations.
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
Dutch Bros Inc.| Form 10-K | 16

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
Risks Related to Our Business
Evolving consumer preferences and tastes or changes in consumer spending may adversely affect our business.
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, decreases in general discretionary consumer spending (including due to higher gas prices, inflation or lack of consumer confidence), lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives), a reduction in individual car ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as taurine and artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts attributed to the consumption of various food and beverage products. While we offer alternatives, including reduced sugar and sugar-free items, negative publicity or an unfavorable perception of the health effects of sugar, caffeine, or other ingredients in our products could significantly reduce the demand for our beverages and could harm our business.
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
•changes in consumer preferences;
•disruptions in our supply chain;
•the impact of shortages or inflation on our cost of goods or labor, including construction labor, which we have recently seen;
Dutch Bros Inc.| Form 10-K | 17

•changes in governmental laws and rules, including those regarding minimum wage, and approaches to taxation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets, including the price or availability of goods;
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the war between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest, COVID-19 variants and other epidemics; and
•adverse outcomes of litigation.
Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased revenues or profits.
We incur costs and expend resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have substantially greater financial resources than we do, which enable them to spend significantly more on marketing, advertising, pricing and other initiatives. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items fail to reach our customers effectively and efficiently, for example if our marketing efforts do not continue to appeal to our current customers or are perceived negatively, there could be an adverse effect on our revenues and profits could decrease.
We may not be able to compete successfully with other coffee shops, QSRs and convenience shops, including the growing number of coffee delivery options. Intense competition in the food service and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors.
The food service and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service, and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, including Dunkin’ Donuts, Starbucks, other specialty coffee shops, drive-thru QSRs, and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional, and local coffee chains, QSRs, and convenience shops for customers, shop locations, and qualified management and other staff. Compared to us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition, or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Any of these competitive factors may harm our business.
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of the Dutch Bros business model, such as our drive-thru convenience, digital ordering, and similar product offerings or branding, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Dutch Bros Inc.| Form 10-K | 18

Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of December 31, 2022, Dutch Bros had 671 shops across 14 states, of which 396 were company-operated and 275 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the year ended December 31, 2022, we opened 120 new company-operated shops. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
•avoid the impact of inclement weather, natural disasters, and other calamities;
•hire, train and retain the skilled management and other employees necessary to meet staffing needs;
•obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals and respond effectively to any changes in local, state, or federal law and regulations, such as regulatory bans on new drive-thru businesses, that adversely affect our and our franchise partners’ costs or ability to open new shops; and
•control construction and equipment cost increases for new shops and secure the services of qualified contractors and subcontractors in an increasingly competitive environment.
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
As part of our longer term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new shops, restrictions on the use of certain branding, or increases in the cost of development; difficulties in hiring qualified personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our shops in our existing markets, and we will need to build this recognition in new markets. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, and operating costs than existing shops, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new shops.
Dutch Bros Inc.| Form 10-K | 19

New shops, once opened, may not be profitable or may close, and the increases in average per shop revenue and comparable sales that we have experienced in the past may not be indicative of future results.
We plan to open additional company-operated Dutch Bros shops in markets, including in markets where we have little or no operating experience. The target customer base of our shops varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics, and geography. Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings, which is subject to a number of factors, many of which are outside of our control, including landlord delays, delays due to scarcity of construction labor, associated pre-opening costs, and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We have typically incurred the most significant portion of pre-opening expenses associated with a given shop within the three months preceding the opening of the shop. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new shops commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a material adverse impact on our profitability.
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
•general economic conditions, such as inflation, which can affect shop traffic, local labor costs, and prices we pay for the beverage and other supplies we use;
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
•changes in government regulation;
•our ability to hire, motivate, and retain qualified employees who share our values; and
•other unanticipated increases in costs, including costs of construction materials and trade labor, any of which could give rise to delays or cost overruns.
Dutch Bros Inc.| Form 10-K | 20

If our new shops do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average shop revenue could harm our business.
Additionally, opening new shops in existing markets may negatively impact sales at our, and our franchise partners’, existing shops, even if it increases overall AUV in a region. The consumer target area of our shops varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. Our core business strategy anticipates achieving an ideal AUV through multiple mid-volume shops in a single region to infill and reduce the number of high-volume shops in order to provide continued efficient service. However, existing shops could also make it more difficult to build our and our franchise partners’ consumer base for a new shop in the same market. Sales transfer between our shops may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, harm our business.
As we expand, we may not be able to maintain our current average shop sales and our business may be harmed. Although we target specified operating and financial metrics, new shops may never meet these targets or may take longer than anticipated to do so. Any new shop we open may never become profitable or achieve operating results similar to those of our existing shops, which could adversely affect our business, financial condition, or results of operations.
Our failure to manage our growth effectively could harm our business and operating results.
We have experienced rapid growth. The growth and expansion of our business may place a significant strain on our management, operational, and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and broistas, which could harm our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, could be harmed, including by a decline in financial performance. If we experience a decline in financial performance, we may decrease the number of or discontinue new Dutch Bros shop openings, or we may decide to close shops that we are unable to operate in a profitable manner.
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
We may, from time to time, be faced with negative publicity, regardless of its accuracy, relating to: beverage quality; pricing; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ or franchise partners’ food processing, employment practices, and other policies, practices and procedures; or employee
Dutch Bros Inc.| Form 10-K | 21

relationships and welfare; the appearance of our shops on third-party delivery platforms that may contain inaccurate menu pricing and extended delivery times; or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are determined to be responsible. In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
Our inability to identify, recruit and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
Our success also depends substantially on the contributions and abilities of our broistas on whom we rely to give customers a superior experience and elevate our brand. At Dutch Bros, it’s about having fun and giving customers our special brand of “Dutch Luv,” growing our people, and forming genuine relationships with our customers. Accordingly, our success depends in part upon our ability to attract, motivate, and retain a sufficient number of qualified operators, all of whom come from within our system, and broistas to meet the needs of our existing shops and to staff new shops. Some of our broistas advance to become operators and when they do, their prior positions need to be filled. We aim to hire warm, friendly, motivated, caring, self-aware, and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff is high and may require us to pay higher wages and provide greater benefits, especially if there is improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could harm our business.
Dutch Bros Inc.| Form 10-K | 22

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
As of December 31, 2022, approximately 41% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-K | 23

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
As of December 31, 2022, our company-operated and franchised shops in the Western United States represent approximately 80% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed the town of Surprise, California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of the supply of coffee, flavored syrups, dairy, coffee machines, cans for our Dutch Bros. Blue Rebel energy drink, and other restaurant equipment or packaging, including any packaging for our for our proprietary products, for any reason, including: the casualty loss of our roasting facility; interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels; trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions; pandemics; social or labor unrest; acts of terrorism; natural disasters; or political disputes and military conflicts could have a negative material impact on our business and our profitability. For example, in 2005, our roasting facility burned and our costs increased as we replaced these operations by purchasing coffee from other roasters and paying for contract roasting to cover for the shortage in our own supply, and in 2021, there were global delays in shipping due in part to the COVID-19 pandemic.
Dutch Bros Inc.| Form 10-K | 24

Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 26% of our systemwide net sales in the year ended December 31, 2022. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
Increases in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans, dairy, and other commodities are subject to significant volatility. We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee continued to increase significantly during the year ended December 31, 2022. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, the cost of dairy products continued to increase significantly during the year ended December 31, 2022, and we continue to see such increased costs. If these increased dairy costs are sustained or further increased, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials,
Dutch Bros Inc.| Form 10-K | 25

are important to our operations, and may be subject to increased costs, which could negatively impact our margins.
Increases in the cost of other commodities, such as petroleum, may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, may impact consumer spending, or could otherwise harm our business. For example, during the year ended December 31, 2022, we believe fluctuating increases in gas prices negatively impacted consumer discretionary spending, particularly in the Western United States where such increases were relatively higher and where our shops are geographically concentrated.
If we fail to offer high-quality customer experience, our business and reputation will suffer.
Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer returning. Those factors include service, convenience, taste, price, quality, location of our shops, and brand image. In addition to providing high quality hand-crafted beverages, we empower our employees to provide an enhanced customer experience. Our broistas put customer needs first and we give them the flexibility required to build genuine, meaningful connections that keep our customers returning for more. From remembering our regulars by name and knowing their customary order, to having treats ready for the four-legged members of the family, or by offering a free drink to someone having a rough day—there is a hint of magic in the details of the Dutch Bros experience that leads to recurring, loyal customers. As we grow, it may be difficult for us to identify, recruit, train, and manage enough people with the right skills, talent, and attitude to provide this enhanced customer experience.
If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
Our continuous growth and expansion have placed, and may continue to place, significant demands on our management and our operational and financial resources and in connection therewith. Our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops, and within our hybrid remote and remote workforce. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our beverages and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
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
We have a limited history of operating with a substantial remote workforce and the long-term impact on our financial results and business operations are uncertain.
Dutch Bros Inc.| Form 10-K | 26

We have an increasing number of employees who work fully remote or hybrid remote. Remote work has become the primary experience for a large number of our employees, and our intention is for our workforce to continue to have remote work opportunities into the future. However, we have a limited history of operating with a large remote workforce and the impact on our financial results and business operations remains uncertain, particularly in the near term. Additionally, there is no guarantee that we will realize any anticipated benefits to our business from our remote and hybrid remote workforce, such as any cost savings or operational efficiencies.
Our continuing support of a growing remote and hybrid workforce may make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, the loss of key personnel, difficulty in properly classifying employees, and harm to the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our information technology networks and systems and data processing. The mobility of our remote workers may also subject us to an increased risk of regulatory claims if our remote employees establish a nexus for our business in unanticipated jurisdictions. This could cause us to be subject to tax and employment claims in the applicable jurisdiction. Any of these factors could adversely affect our financial condition and operating results.
We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware, fraud, or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our products could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.
We rely on information technology networks and systems and data processing: to market; to sell and deliver our products; to fulfill orders; to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (Process or Processing) personal information, confidential or proprietary information, financial information and other sensitive information (collectively, Sensitive Information); to manage a variety of business processes and activities; for financial reporting purposes; to operate our business; to process orders; to accept payments using credit cards and debit cards; to accept payments using the Dutch Rewards mobile app; for legal and marketing purposes; and to comply with regulatory, legal and tax requirements.
Our (and those of the third parties upon which we rely) information technology networks and systems, and the Processing of Sensitive Information they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states, and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to market, produce, sell, and distribute our products.
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and
Dutch Bros Inc.| Form 10-K | 27

income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent.
Additionally, our remote workforce poses increased risks to our information technology network and systems and data, as more of our employees work remotely, utilizing network connections outside our premises or network, including working at home, while in transit, and in public locations.
We rely upon third-party service providers and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, third-party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our Dutch Rewards mobile app, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Sensitive Information or our information technology networks and systems (or those of the third parties upon which we rely).
We may expend significant resources or modify our business activities to try to protect against such security incidents and/or fraud. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard, or reasonable security measures to protect our information technology networks and systems and Sensitive Information. Despite our efforts to protect our information technology networks and systems, and our Processing of Sensitive Information, no security solution, strategy, or measures can address all possible security threats and/or fraud. While we take steps to detect and remediate vulnerabilities, our security measures (and those of the third parties upon which we rely) may not be adequate to prevent or detect service interruption, system failure data loss, fraud or theft, or other material adverse consequences because the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred and we may not be able to anticipate or to implement effective preventative and remedial measures against all vulnerabilities. These vulnerabilities pose material risks to our business. Furthermore, there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as the Dutch Rewards mobile app is more widely adopted, and as we continue to expand the features and functionality of the Dutch Rewards mobile app.
Dutch Bros Inc.| Form 10-K | 28

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties upon whom we rely) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing of Sensitive Information, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
Additionally, the costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business.
We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or Sensitive Information.
Pandemics or disease outbreaks have had, and may continue to have, an effect on our business and results of operations.
Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our Dutch Bros shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and may increase commodity costs. The extent of the impact of pandemics or disease outbreaks, including the COVID-19 pandemic, on our business, operations, and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the potential emergence of variants that may prove especially contagious, virulent, or vaccine-resistant.
Our operations have been and we expect will be disrupted when employees or employees of our franchise partners were suspected of having COVID-19 or other illnesses since this required us or our franchise partners to quarantine some or all such employees and close and disinfect our impacted shops. If a significant percentage of our workforce or the workforce of our franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition, or results of operations.
Dutch Bros Inc.| Form 10-K | 29

Our success is heavily reliant on our franchise partners and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchise partners that have been or will be impacted. As a result of this distress, our franchise partners may not be able to meet their financial obligations as they come due, including the payment of royalties, rent, or other amounts due to us. For example, in the past, this has led to write-offs of amounts we had due from our franchise partners beyond amounts we have reserved, as well as decreased future collections from franchise partners. Franchise partners’ financial distress has also led to, and may continue to lead to, permanent shop closures and delayed or reduced new franchise partner development which would further harm our results and liquidity going forward. Further, in some cases, we are contingently liable for franchise partner lease obligations, and a failure by a franchise partner to perform its obligations under such lease could result in direct payment obligations for us.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain. While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business at this time. There is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.
Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Risks Related to Our Brand
Our success depends substantially on the value of our brand and failure to preserve its value could have a negative impact on our financial results.
Our success depends in large part upon our and our franchise partners’ ability to maintain and enhance our corporate reputation and the value and perception of our brand. Brand value is based in part on consumer perceptions on a variety of subjective qualities. To be successful in the future, particularly outside of the Western United States where the Dutch Bros brand may be less well-known, we believe we must preserve, grow, and leverage the value of our brand across interactions.
Dutch Bros Inc.| Form 10-K | 30

Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our shops, or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy, contaminated products, broistas infected with communicable diseases, such as COVID-19, or other potential incidents discussed in this Risk Factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Dutch Bros shops, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or foster an inclusive and diverse environment, our brand value may be diminished.
Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our Dutch Bros brand could be damaged by claims or perceptions about the quality or safety of our ingredients or beverages or the quality or reputation of our suppliers, distributors or franchise partners or by claims or perceptions that we, our franchise partners or other business partners have acted or are acting in an unethical, illegal, racially-biased, or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Dutch Bros action or inaction or brand imagery, or a real or perceived failure of corporate governance or misconduct by any officer or any employee or representative of us or a franchise partner. Any such incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Dutch Bros brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.
There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We endeavor to conduct our business in a manner which reflects our priority of sustainable stewardship, including with respect to environmental sustainability matters, and we are working to manage the risks and costs to us, our franchise partners and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. These matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.
We may not be able to adequately protect our intellectual property, including trademarks, trade names, and service marks, which, in turn, could harm the value of our brand and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products, and other intellectual property, including our name and logos and the unique character and atmosphere of our Dutch Bros shops. We rely on U.S. and foreign trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar marks, menu items, and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.
Dutch Bros Inc.| Form 10-K | 31

The success of our business depends on our continued ability to use our existing trademarks, trade names, and service marks to increase brand awareness and further develop our brand as we expand into new markets. We have registered and applied to register trademarks and service marks in the United States and in foreign jurisdictions. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. There can also be no assurance that pending or future trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks.
Additionally, the steps we have taken to protect our intellectual property in the United States and internationally may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes, or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. Even with our own franchise partners, whose activities are monitored and regulated through our franchise agreements, we face risk that they may refer to or make statements about our Dutch Bros brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.
We may also from time to time be required to institute enforcement action, including litigation, to enforce and preserve the value of our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, business, profitability, and prospects regardless of whether we can successfully enforce our rights.
Third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks and service marks. This risk may increase as we enter new markets with localized competitors. In the event that these or other intellectual property rights are successfully challenged, we could experience brand dilution or be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands. Third parties may also assert that we infringe, misappropriate, or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party's intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met, and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could negatively affect our brand and reduce our sales.
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, or improper employee conduct at our shops could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.
We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on
Dutch Bros Inc.| Form 10-K | 32

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
If we, our franchise partners, or our vendors are unable to protect our customers’ credit and debit card data or confidential information in connection with processing the same or confidential employee information, we could be exposed to data loss, litigation, liability, and reputational damage.
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
We are subject to rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard as discussed further below. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for transactions, which could materially impact our operations and financial performance.
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
We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially and adversely affect our business, results of operations, and financial condition.
We process a significant volume of credit and debit card transactions on a daily basis through our point of sale and order management systems and our Dutch Rewards mobile app. We have in the past, and may again in the future, be the victim of fraudulent transactions arising out of the actual or alleged theft of credit or debit card information through such systems. Such instances have and can lead to the reversal of payments received by us for such payments, referred to as a “chargeback.” We have been and will likely continue to be liable for chargebacks and other costs and fees related to fraudulent transactions. Our ability to detect and combat such fraudulent transactions, which have become increasingly common and sophisticated, could be adversely impacted by the emergence and innovation of new technology
Dutch Bros Inc.| Form 10-K | 33

platforms, including mobile and other devices. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat the use of fraudulent or stolen credit cards, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition. We may also be subject to lawsuits, regulatory investigations, or other proceedings relating to these types of incidents.
Further, payments systems we use are susceptible to potentially illegal or improper uses, including money laundering, transactions in violation of economic and trade sanctions, corruption and bribery, terrorist financing, customer account takeovers, or the facilitation of other illegal activity. Use of our payments systems for illegal or improper uses could subject us to claims, lawsuits, and government and regulatory investigations, inquiries, or requests, which could result in liability and reputational harm for us. We have taken measures to detect and reduce fraud and illegal activities, but these measures need to be continually improved and may add friction to our payment processes. These measures may also not be effective against fraud and illegal activities, particularly new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition would be materially and adversely affected.
Risks Related to People and Culture
Changes in the availability of and the cost of labor could harm our business.
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state, and local level, such as the California Fast Food Accountability and Standards Recovery Act, passed in September 2022, which would create a council to establish, among other things, minimum wages in the broadly-defined fast food industry. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, this is likely to result in lower revenue, and may also reduce margins.
Furthermore, the successful operation of our business depends upon our, and our franchise partners’, ability to attract, motivate, and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or expand to. Shortages may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new company-operated and franchised shops and adversely impact the operations and profitability of existing shops. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we and our franchise partners are unable to recruit and retain sufficiently qualified individuals, our business could be harmed.
Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain, and to train employees to deliver consistently high-quality hand-crafted beverages and customer experiences,
Dutch Bros Inc.| Form 10-K | 34

which could materially harm our business and results of operations. In addition, growth and the addition of new shops may result in inefficiencies in our staffing, which can increase overtime costs or otherwise impact profitability.
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
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new shops in such markets could materially increase.
Dutch Bros Inc.| Form 10-K | 35

Risks Related to Regulation and Litigation
Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory, and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.
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
Federal regulators and some state governments in states in which we do business have indicated that they will be imposing vaccination and testing mandates for employers. While the exact contours of these rules and regulations are not yet known, if vaccinations are mandated it will negatively impact our ability to recruit and retain sufficient employees to meet our growth goals and operate existing shops in some areas. In addition, if these mandates impose the cost of testing of wages for time spent testing on employers this will have a material impact on our business and profitability.
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
•changes in tax laws, regulations, or interpretations thereof; or
•future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in
Dutch Bros Inc.| Form 10-K | 36

the different jurisdictions in which we operate, fluctuations in the valuation allowance, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
We are subject to many federal, state, and local laws with which compliance is both costly and complex.
The food service and restaurant industry is subject to extensive federal, state, and local laws and regulations, including those relating to health care reform, building and zoning requirements, and the preparation and sale of food and beverages for consumption. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits, and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.
The development and operation of a shop depends, to a significant extent, on the selection of suitable sites for drive-thrus, which are subject to unique permitting, zoning, land use, environmental, traffic, and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards.
We are subject to the Fair Labor Standards Act and various other federal, state and local laws that regulate the wages and hours of employees. These laws commonly apply a strict liability standard so that even inadvertent noncompliance can lead to claims, government enforcement actions, and litigation. These laws vary from state to state and are subject to frequent amendments and judicial interpretations that can require rapid adjustments to operations. Insurance coverage for violations of these laws is costly and sometimes is not available. Changes to these laws can adversely affect our business by increasing labor and compliance costs. The failure to comply with these laws could adversely affect our business as a result of costly litigation or government enforcement actions.
We are also subject to a variety of other employee relations laws including Family and Medical Leave Act of 1933 and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations, and the National Labor Relations Act of 1935, to name a few. Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, we will need to continue to increase our compliance efforts in these areas, which may affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.
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
Dutch Bros Inc.| Form 10-K | 37

to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.
In addition, our franchise activities are subject to laws enacted by a number of states and rules and regulations promulgated by the Franchise Trade Commission (the FTC). Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our franchising activities and our relationships with our franchisees.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our shops if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
We (and our vendors) are subject to stringent and changing laws, regulations, industry standards, contractual obligations, policies, and other obligations related to data privacy and security. The actual or perceived failure by us or our vendors to comply with such obligations, may harm our business, financial condition and results of operations, and prospects.
We Process Sensitive Information necessary to provide our products and services and other business functions. Our Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern data privacy, security, and Processing of personal information by us and on our behalf.
Data privacy and security have become a significant issue in the United States. The legal and regulatory framework for data privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. The number and scope of data privacy and security obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other obligations. We expect that there will continue to be new data privacy and security obligations, and any significant change to data privacy and security obligations.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, these include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses Processing personal information. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for violations (up to $7,500 per violation), including for data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA) applies to personal information of consumers, business representatives and employees and establishes a new California Privacy Protection Agency to implement and enforce the law.
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia passed the Consumer Data Protection Act (CDPA), Colorado
Dutch Bros Inc.| Form 10-K | 38

passed the Colorado Privacy Act (CPA), Connecticut passed the Connecticut Data Privacy Act (CTDPA), and Utah passed the Utah Consumer Privacy Act (UCPA), all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Compliance with data privacy and security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In addition, we are subject to the terms of our external and internal privacy and security policies, marketing materials, and other statements, such as compliance with certain certifications, industry standards, publications and frameworks and contractual obligations to third parties related to data privacy, security and Processing of Sensitive Information. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
We are also contractually subject to data privacy and security obligations, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data privacy laws or other obligations and to comply with industry standards adopted by industry groups. We may become subject to new data privacy and security contractual obligations in the future. Additionally, because we accept payments using credit cards and debit cards, we are subject to the Payment Card Industry Data Security Standard (PCI DSS). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance (or perceived noncompliance).
Furthermore, we rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers. We, and our vendors, may be subject to various current and future obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the TCPA impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
We strive to comply with applicable data privacy and security obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable data privacy and security obligations. Any failure by us or a third-party processor to comply with applicable data privacy and security obligations could subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing personal data; and orders to destroy or not use personal data, which could result in an adverse consequences, including increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
Dutch Bros Inc.| Form 10-K | 39

We and our franchise partners are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate franchises.
We and our franchise partners are subject to extensive government regulation at the federal, state and local government levels, including by the FTC. These include, but are not limited to, regulations relating to the preparation and sale of beverages, zoning and building codes, franchising, land use, and employee, health, sanitation and safety matters. We and our franchise partners are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new shops and thus could harm our business. Any such failure could also subject us to liability from our franchise partners.
Additionally, governmental authorities may adopt broad standards for determining when two or more entities may be deemed joint employers of the same employees. For example, Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PROAct would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor. In addition, the National Labor Relations Board proposed a rule in September 2022 that could broaden the standards applicable to establishing a joint employer relationship. If these or similar laws or rules come into effect, it could increase the possibility of Dutch Bros being held liable for our franchise partners’ employment practices.
Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages.
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
Occasionally, we and our franchise partners are involved in disputes with neighbors, government officials, and landlords over the lines of cars attempting to visit our shops. These disputes have led to and could lead to the loss or changing of locations, changes to hours and operations, and costly litigation. If we are unable to reach agreement in future disputes or to alleviate pressure on certain shops by building additional shops or making operational changes, we may be required to close locations or alter operations at some locations. Lost sales and royalty payments caused by such closures or alterations, plus increased expenses from litigation, would harm our business.
Dutch Bros Inc.| Form 10-K | 40

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
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition, and results of operations.
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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Dutch Bros Inc.| Form 10-K | 41

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
Dutch Bros Inc.| Form 10-K | 42

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
In connection with the IPO, Dutch Bros Inc. entered into the Tax Receivable Agreements with the Continuing Members and the Pre-IPO Blocker Holders, as applicable. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to such Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Dutch Bros OpCo Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros OpCo and its subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Dutch Bros OpCo Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Dutch Bros OpCo Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Internal Revenue Code of 1986, as amended (the Code), as a result of Dutch Bros Inc.’s earlier acquisition of other Dutch Bros OpCo Class A common units in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc. from the Blocker Companies in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
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
Dutch Bros Inc.| Form 10-K | 43

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
Dutch Bros Inc.| Form 10-K | 44

the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control.
Accordingly, it is possible that the actual cash tax benefits realized by Dutch Bros Inc. may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreements may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreements exceed the actual cash tax benefits that Dutch Bros Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreements and/or payments to us from Dutch Bros OpCo are not sufficient to permit Dutch Bros Inc. to make payments under the Tax Receivable Agreements after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreements to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
The acceleration of payments under the Tax Receivable Agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.
The Tax Receivable Agreements provide that upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, Dutch Bros Inc.’s (or its successor’s) obligations with respect to the Tax Receivable Agreements would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreements. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreements. Dutch Bros Inc.’s accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreements in the case of a change of control may impair our ability to consummate a change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
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
Dutch Bros Inc.| Form 10-K | 45

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
Risks Related to Ownership of Our Class A Common Stock
Additional stock issuances (including pursuant to the redemption of Dutch Bros OpCo Class A common units from our Continuing Members) could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline.
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
The price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:
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
Dutch Bros Inc.| Form 10-K | 46

•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
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
Dutch Bros Inc.| Form 10-K | 47

therefore be able to control all matters submitted to our stockholders so long as they collectively represent at least a majority of the total voting power. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future.
As a public company utilizing a multi-class capital structure, FTSE Russell and Standard & Poor’s will not include our stock in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our Class A common stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
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
Our Co-Founder and Sponsor own approximately 64.6% of the Dutch Bros OpCo Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in
Dutch Bros Inc.| Form 10-K | 48

accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
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
We intend to continue to utilize these exemptions until we are no longer eligible for them. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the New York Stock Exchange.
Certain of our directors have relationships with our Sponsor, which may cause conflicts of interest with respect to our business.
One of our directors is affiliated with our Sponsor. Our Sponsor-affiliated director has fiduciary duties to us and, in addition, has duties to our Sponsor. As a result, this director may face real or apparent conflicts of interest with respect to matters affecting both us and our Sponsor, whose interests may be adverse to ours in some circumstances.
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
Dutch Bros Inc.| Form 10-K | 49

ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price per share of the IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares.
Subject to the terms of the Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, an aggregate of 105,755,565 Dutch Bros OpCo Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 12,411,419 shares of Class D common stock may be converted into shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
We are no longer qualified as an “emerging growth company” as of December 31, 2022, and, as a result, we will no longer be able to avail ourselves of certain reduced reporting and disclosure requirements.
Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2022, we ceased to qualify, effective as of December 31, 2022, as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the JOBS Act). We previously have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved.
We are no longer able to take advantage of any of the exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above, and we are no longer able to use the extended transition period for complying with new or revised accounting standards. We expect that the loss of our “emerging growth company” status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
Dutch Bros Inc.| Form 10-K | 50

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
•successful identification and acquisition of appropriate sites to timely develop and expand our number of profitable shops;
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
Dutch Bros Inc.| Form 10-K | 51

Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of December 31, 2022, we had $98.1 million and $112.7 million in term loan and revolving loans outstanding, respectively. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in NOTE 9 — Debt to the consolidated financial statements included elsewhere in this Form 10-K), we may incur additional debt.
Our debt could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions, and other general corporate purposes;
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
•liquidate or dissolve ourselves;
•engage in businesses that are not in a related line of business; or
•pay dividends or make other distributions.
Dutch Bros Inc.| Form 10-K | 52

In addition, our 2022 Credit Facility contains financial covenants that require us not to exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them.
A breach of any of the covenants in the 2022 Credit Facility could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, results of operations, and financial condition. In the event of such event of default under our 2022 Credit Facility, the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing our 2022 Credit Facility or any applicable law. Our obligations under the 2022 Credit Facility are guaranteed by our subsidiaries and secured by substantially all of our and such subsidiary guarantors’ assets.
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
We are vulnerable to interest rate risk with respect to our debt, and swap agreements entered into to manage such risk may not effectively limit our exposure.
We are subject to interest rate risk in connection with our 2022 Credit Facility, which carries interest at a floating rate. We have, and may in the future, use interest rate swap agreements to fix all or a portion of our variable rate debt in order to manage interest rate risk. We may not be successful in structuring such agreements to manage our risks effectively in the future, which could adversely affect our business, financial condition, and results of operations. There can be no assurance that we can develop and implement a strategy that can effectively insulate us from risks associated with interest rate fluctuations, or that our swap agreements will have the desired beneficial impact. We might be subject to additional costs, such as transaction or termination fees, if we terminate these arrangements.
Dutch Bros Inc.| Form 10-K | 53

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy our material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, our management and auditors determined that material weaknesses existed in the internal control over financial reporting because we do not have effective controls over (1) change management of system configurations in two IT environments, and (2) the accounting for breakage estimates related to our Dutch Rewards loyalty program. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses.
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
If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and
Dutch Bros Inc.| Form 10-K | 54

controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, deficiencies in our disclosure controls and internal control over financial reporting have been and may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting, and make a formal assessment of the effectiveness of our internal control over financial reporting in compliance with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm has issued and may in the future issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.
We may engage in merger and acquisition activities or strategic partnerships, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to grow our business, we have in the past and may in the future make investments or acquisitions in, or enter into strategic partnerships with, other companies, including acquisitions of franchises from our franchise partners. The identification of suitable acquisition or partnership candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions or partnerships on favorable terms, if at all. These acquisitions or partnerships may not ultimately strengthen our competitive position or achieve the intended goals of such acquisition or partnership, and any acquisitions or partnerships we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition or partnership. In addition, if we fail to successfully integrate such acquisitions, assets, technologies, or personnel associated with such acquisitions or partnerships into our company, the business and results of operations of the combined company would be adversely affected.
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
Dutch Bros Inc.| Form 10-K | 55

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
Historically, we have financed our operations and capital expenditures primarily through sales of OpCo Units that are convertible into our capital stock and debt financing. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for a breach of fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers, or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time);
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder);
•any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers, or other employees governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended
Dutch Bros Inc.| Form 10-K | 56

and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying such offering. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.
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
Additionally, our amended and restated certificate of incorporation provides that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
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
Dutch Bros Inc.| Form 10-K | 57

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
Labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the recent war between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest, and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and extreme weather conditions in other areas in which we operate, such as hurricanes and flooding in Texas, water scarcity or drought in California and other states, and the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We rely on the stable provision of utilities such as power and water that are subject to disruption or increased costs due to such events, which may cause significant operational disruptions or our operating costs to increase significantly. In the event of a major earthquake, hurricane, or catastrophic event such as drought, fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
Economic and business factors that are largely beyond our control may adversely affect consumer behavior and the results of our operations.
Our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political, and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. A significant decrease in our customer traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results.
There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in our industry. These and other macroeconomic factors could have an adverse effect on our sales, profitability, or shop development and expansion plans, which could harm our results of operations and financial condition. These factors also could cause us to, among other things, reduce the number and frequency of new shop openings or close shops.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Dutch Bros Inc.| Form 10-K | 58

ITEM 2. PROPERTIES
As of December 31, 2022, we had 396 company-operated and 275 franchise shops with 671 total shops in 14 states. The chart below shows our properties by state as of December 31, 2022.

71
33
38
124
67
57
39
31
8
36
5
31
4
4
3
3
8
8
28
25
3
14
14
155
54
101
6
6
96
96
22
22
65
28
37
AZ
CA
CO
ID
KS
MO
NM
NV
OK
OR
TN
TX
UT
WA
Franchise
Company-operated

In addition to our company-operated shops, we own and lease the following facilities:

Location	Primary Function(s)	Square Feet	Owned or Leased
Grants Pass, Oregon	Corporate headquarters	16,000	Owned
Grants Pass, Oregon	Headquarters office space	26,000	Leased
Grants Pass, Oregon	Roasting and packing facility	36,000	Owned
Grants Pass, Oregon	Roasting and warehouse facility	21,000	Leased
Grants Pass, Oregon	Aircraft hangar and transportation operations	84,000	Leased
Our principal executive offices are located at 110 SW 4th Street, Grants Pass, Oregon, 97526. We believe our current facilities are suitable for our near-term expansion plans, and expect to continue to add additional capacity on an as-needed basis. We are in the process of constructing another roasting facility in Texas to service our shops in new markets as we expand eastward, in line with our growth strategy.
For additional information regarding leases, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 8 — Leases in our consolidated financial statements, included elsewhere in this Form 10-K.
Dutch Bros Inc.| Form 10-K | 59

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
Dutch Bros Inc.| Form 10-K | 60

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “BROS”. There is no established public trading market for our Class B common stock, Class C common stock, or Class D common stock.
Stockholders
As of December 31, 2022, our Class A common stock was held by 82 holders of record. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of December 31, 2022, we also had three holders of record of our Class B common stock, two holders of record of our Class C common stock, and two holders of record of our Class D common stock.
Dividend Policy
We have not paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock (BROS) with the cumulative total return on the S&P 500 Index (SPX) and the S&P 500 Consumer Discretionary Index (SP500.25), assuming an initial investment of $100 at the market close on September 15, 2021, the date our stock commenced trading on the New York Stock Exchange. Data for the S&P 500 Index and the S&P 500 Consumer Discretionary Index assume reinvestment of dividends. As noted above, no dividends have been declared on our Class A common stock to date.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intend to forecast, future performance of our Class A common stock.
Dutch Bros Inc.| Form 10-K | 61

	September 15, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 30, 2022
Dutch Bros Inc.	$100.00	$118.10	$138.79	$150.68	$86.29	$84.92	$76.85
S&P 500 Index	$100.00	$96.14	$106.37	$101.11	$84.48	$80.02	$85.69
S&P 500 Consumer Discretionary Index	$100.00	$97.34	$109.67	$99.59	$73.38	$76.41	$68.46
The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 6. [RESERVED]
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and
Dutch Bros Inc.| Form 10-K | 62

Results of Operations” generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.
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
As of December 31, 2022, we had 671 company-operated and franchised shops in 14 states, an increase of approximately 24.7% from the same period in the prior year. For the year ended December 31, 2022, we generated $739.0 million of revenue, $(19.3) million net loss, and $(0.09) loss per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Key Highlights
•Opened 120 company-operated shops across multiple new operating areas in the year ended December 31, 2022, bringing total company-operated shops to 59.0% of our total shops, an increase of 46.1% over 2021.
•Celebrated 30 years of serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers in 2022.
•Surpassed 5.2 million registered users on our Dutch Rewards mobile app, and enhanced the customer experience by providing the opportunity for customers to share their rewards with friends and family.
Dutch Bros Inc.| Form 10-K | 63

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
COVID-19
The effects from the COVID-19 pandemic continue to evolve, and we cannot easily predict the future potential impacts of the pandemic on our business and operations, or on the United States and global economy in general. This also may include any recurrence of the disease, actions taken by governmental authorities in response to the evolving pandemic, any ongoing effects on consumer demand and spending patterns or other direct and indirect impacts of the pandemic, such as supply chain disruptions. Whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the continued and future impacts on our results of operations, cash flows or financial condition is yet to be determined.
Due to our drive-thru shops model, we have not experienced materially negative impacts to the same degree as others in our industry. Nevertheless, we have been affected by global shipping delays that have impacted deliveries of supplies to our shops.
Russia and Ukraine War
To date, the war between Russia and Ukraine has not had a material direct impact on our business, financial condition, or results of operations. Indirectly, this conflict and resulting sanctions may have caused or contributed to increases in oil and gas prices. Because of our drive-thru shops model, we are monitoring closely the impact of recent volatility in oil and gas prices on our customers’ behavior and believe such increases may contribute to decreased demand, which we believe is likely to continue. We are also monitoring any broader economic impact of the current war, including its effect on commodities (including oil and gas), transportation costs, liquidity and credit availability, declines in consumer confidence, declines in global economic growth, inflation, uncertainty about economic stability, and increases in unemployment rates.
Dutch Bros Inc.| Form 10-K | 64

Results of Operations
Our historical results have been retroactively revised to reflect an immaterial error correction related to the accrual of employee sick leave. These revisions ensure comparability across all periods reflected herein. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 20 — Segment Reporting in our consolidated financial statements, included elsewhere in this Form 10-K.
The following tables provide our operating results and explanation of changes for the periods presented.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands)	2022	2021	2020
REVENUES
Company-operated shops	$639,710	$403,746	$244,514
Franchising and other	99,302	94,130	82,899
Total revenues	739,012	497,876	327,413

COSTS AND EXPENSES
Cost of sales	558,096	344,573	211,478
Selling, general and administrative	183,528	264,529	104,935
Total costs and expenses	741,624	609,102	316,413

INCOME (LOSS) FROM OPERATIONS	(2,612)	(111,226)	11,000

OTHER EXPENSE
Interest expense, net	(18,018)	(7,093)	(3,736)
Other income (expense)	3,976	(1,240)	(363)
Total other expense	(14,042)	(8,333)	(4,099)

INCOME (LOSS) BEFORE INCOME TAXES	(16,654)	(119,559)	6,901
Income tax expense (benefit)	2,599	(1,628)	843
NET INCOME (LOSS)	(19,253)	(117,931)	6,058
Less: Net income (loss) attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(67,374)	6,058
Less: Net loss attributable to non-controlling interests	(14,500)	(37,878)	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(4,753)	$(12,679)	$—
Dutch Bros Inc.| Form 10-K | 65

Segment Financials

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
Company-operated shops	$639,710	$403,746	$244,514
Franchising and other	99,302	94,130	82,899
Total revenues	739,012	497,876	327,413
Cost of sales:
Company-operated shops	518,383	317,045	183,968
Franchising and other	39,713	27,528	27,510
Total cost of sales	558,096	344,573	211,478
Segment gross profit:
Company-operated shops	121,327	86,701	60,546
Franchising and other	59,589	66,602	55,389
Total gross profit	180,916	153,303	115,935
Depreciation and amortization:
Company-operated shops	$36,306	$16,291	$9,737
Franchising and other	5,706	6,263	4,349
All other	2,716	2,663	1,451
Total depreciation and amortization	$44,728	$25,217	$15,537
Segment contribution:
Company-operated shops	157,633	102,992	70,283
Franchising and other	65,295	72,865	59,738
Total segment contribution	$222,928	$175,857	$130,021
Selling, general and administrative	(183,528)	(264,529)	(104,935)
Interest expense, net	(18,018)	(7,093)	(3,736)
Other income (expense)	3,976	(1,240)	(363)
INCOME (LOSS) BEFORE INCOME TAXES	$(16,654)	$(119,559)	$6,901
Dutch Bros Inc.| Form 10-K | 66

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Year Ended December 31,
(in thousands, except shop count data; unaudited)	2022	2021	2020
Shop count, beginning of period
Company-operated	271	182	118
Franchised	267	259	252
Total shop count	538	441	370
Company-operated new openings	120	82	59
Franchised new openings	13	16	13
Acquisition of franchise shops	5	7	5
Closures [1]	—	(1)	(1)
Shop count, end of period
Company-operated	396	271	182
Franchised	275	267	259
Total shop count	671	538	441

Systemwide AUV [2]	$1,924	$1,850	$1,679
Company-operated shops AUV [2]	$1,895	$1,752	$1,524

Systemwide same shop sales [3,4]	1.0%	8.4%	2.0%
Company-operated same shop sales [3]	0.6%	9.0%	0.8%

Systemwide sales [4]	$1,163,182	$913,822	$687,238
Company-operated operating weeks [5]	17,489	11,526	8,316
Franchising and other operating weeks [5]	13,828	13,175	12,358

Dutch Rewards member registrations [6]	2,004	3,202	8

	Year Ended December 31,
	2022		2021 ⁷		2020 ⁷
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop revenues	639,710	100.0	403,746	100.0	244,514	100.0
Company-operated shop gross profit	121,327	19.0	86,701	21.5	60,546	24.8
Company-operated shop contribution [8]	157,633	24.6	102,992	25.5	70,283	28.7
Selling, general, and administrative expenses	183,528	24.8	264,529	53.1	104,935	32.0
Adjusted selling, general, and administrative expenses [9]	136,441	18.5	96,498	19.4	69,848	21.3
NET INCOME (LOSS)	(19,253)	(2.6)	(117,931)	(23.7)	6,058	1.9
Adjusted EBITDA [8]	91,181	12.3	84,132	16.9	70,097	21.4
Dutch Bros Inc.| Form 10-K | 67

_________________
1    Represents a temporary shop closure in 2021 that remained closed in 2022, and a permanent shop closure in 2020.
2    AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months. AUVs are calculated by dividing the systemwide and company-operated shop net sales by the total number of systemwide and company-operated shops, respectively. Management uses this metric as an indicator of shop growth and future expectations of mature locations.
3    Same shop sales reflects the change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Year Ended December 31,
(unaudited)	2022	2021	2020
Systemwide shop base	414	354	316
Company-operated shop base	173	120	89
4    Systemwide sales and systemwide same shop sales are operating measures that include sales at company-operated shops and sales at franchised shops during the comparable periods presented. Franchise sales represent sales at all franchise shops and are revenues to our franchise partners. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
5    Company-operated and franchise shops operating weeks are calculated based on the number operating days for the shop base and dividing by 7. Our shop base is defined as shops opened as of the period end date. The operating weeks calculations, reflect re-acquired franchises through 2022. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
6    Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards mobile app, was launched February 2021. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards mobile app and future promotional plans.
7    Our historical results have been revised to reflect immaterial corrections related to the accrual of employee sick leave. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 20 — Segment Reporting, included elsewhere in this Form 10-K. The impacts of the immaterial error corrections on our non-GAAP measures, not included elsewhere in this Form 10-K, are presented below for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
(in thousands; unaudited)	2021	2020
Decrease in adjusted selling, general, and administrative expenses	(506)	(152)
Increase in EBITDA	2,046	333
Increase in adjusted EBITDA	2,046	333
8    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dutch Bros Inc.| Form 10-K | 68

Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Year Ended December 31,
	2022		2021		2020
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop revenues	639,710	100.0	403,746	100.0	244,514	100.0

Beverage, food, and packaging costs	171,864	26.9	102,222	25.3	54,820	22.4
Labor costs	182,861	28.6	122,161	30.3	71,473	29.2
Occupancy and other costs	109,366	17.1	63,570	15.7	38,611	15.8
Pre-opening costs	17,986	2.8	12,801	3.2	9,327	3.8
Depreciation and amortization	36,306	5.6	16,291	4.0	9,737	4.0
Company-operated shop costs and expenses	518,383	81.0	317,045	78.5	183,968	75.2

Company-operated shop gross profit	121,327	19.0	86,701	21.5	60,546	24.8
Company-operated shop contribution [1]	157,633	24.6	102,992	25.5	70,283	28.7
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Company-operated shop revenues	$639,710	$403,746	$244,514	$235,964	58.4%	$159,232	65.1%
Year Ended December 31, 2022 v 2021
The Company-operated shop revenue increase was primarily driven by the following:
+    $224.4 million from company-operated shops opened in the last 15 months.
+    $4.9 million from revenue recognized as a result of loyalty points collected prior to January 1, 2022 that expired on December 31, 2022.
+    $2.5 million from revenue recognized as a result of estimated unredeemed loyalty points and rewards from purchases made in 2022.
Dutch Rewards Loyalty Program
In February 2021, Dutch Rewards was established. Accessible through a mobile app, Dutch Rewards provides the following key opportunities for customers:
•Collect points based on purchases
•Convert points to rewards
•Rewards can be redeemed for free drinks
•Receive birthday awards
Dutch Bros Inc.| Form 10-K | 69

Points collected prior to January 1, 2022, if not redeemed for rewards, expired on December 31, 2022. Points collected on or after January 1, 2022, if not redeemed for rewards within 180 days, will automatically expire and be removed from the customers’ accounts.
Rewards are earned by redeeming points. Rewards that are not used within six months of issuance will automatically expire and be removed from the customers’ accounts.
Birthday awards automatically expire and are removed from the customers’ accounts after 8 to 30 days, depending on the specific award.
Impact of Dutch Rewards Loyalty Breakage
For the three months ended December 31, 2022, we recorded the first estimates of the impact of future expiration patterns on unredeemed points, rewards, and awards.
Based on the terms and conditions of the Dutch Rewards program, we experienced the first actual instance of points expirations in July 2022. No breakage estimates were made for the three months ended September 30, 2022, as the information was considered insufficient to make reasonable estimates.
The following information was collected and used in developing our estimates for the three months ended December 31, 2022 (points converted to redemption value):
•Based on two quarters of activity, we observed that expired points represented approximately 8% of points collected from purchases in 2022
•Approximately 16% of the points collected in 2021 expired and were unredeemed
For the three months ended December 31, 2022, we recognized revenue of $7.4 million, including $4.9 million for points collected from purchases prior to January 1, 2022 that expired on December 31, 2022.
Birthday awards have been a key part of the program since its inception. Although no breakage accounting entries were booked for birthday awards until December 31, 2022, based on the short duration of the birthday awards, any estimated breakage prior to December 31, 2022 would have been immaterial.
Customers typically use rewards converted from points very promptly. Although no breakage accounting entries were booked for rewards converted from points until December 31, 2022, based on the short duration of the rewards converted from points, any estimated breakage prior to December 31, 2022 would have been immaterial.
_________________
1    The comparable shop bases were 89, 120, and 173 for the years ended December 31, 2020, 2021, and 2022, respectively. The comparable shop base includes mature shops, which we define as open longer than 15 months.
Dutch Bros Inc.| Form 10-K | 70

Beverage, Food, and Packaging Costs

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Beverage, food and packaging costs	$171,864	$102,222	$54,820	$69,642	68.1%	$47,402	86.5%
As a percentage of company-operated shop revenues	26.9%	25.3%	22.4%	N/A	160 bps	N/A	290 bps
Year Ended December 31, 2022 v 2021
The beverage, food, and packaging costs impacts for the year-over-year comparison were driven by the following (in dollars and basis points):

(in thousands; unaudited)	$	BPS
Shop weeks	$52,907	N/A
Higher ingredient costs	22,040	350
Volume	(3,690)	N/A
New shop impact	(424)	(10)
Pricing impacts	N/A	(150)
Promotional discounts	N/A	(20)
Other	(1,191)	(10)
Total change	$69,642	160
Labor Costs

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Labor costs	$182,861	$122,161	$71,473	$60,700	49.7%	$50,688	70.9%
As a percentage of company-operated shop revenues	28.6%	30.3%	29.2%	N/A	(170) bps	N/A	110 bps
Year Ended December 31, 2022 v 2021
The labor costs impacts for the year-over-year comparison were driven by the following (in dollars and basis points):

(in thousands; unaudited)	$	BPS
Shop weeks	$60,973	N/A
Legislated minimum wage increases and higher minimum staffing standards	6,115	100
Volume	(1,502)	N/A
Lower COVID-19 leave expenses	(2,024)	(30)
New shop impact	21	—
Pricing impacts	N/A	(180)
Promotional discounts	N/A	(10)
Other	(2,883)	(50)
Total change	$60,700	(170)
Dutch Bros Inc.| Form 10-K | 71

Occupancy and Other Costs

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Occupancy and other costs	$109,366	$63,570	$38,611	$45,796	72.0%	$24,959	64.6%
As a percentage of company-operated shop revenues	17.1%	15.7%	15.8%	N/A	140 bps	N/A	(10) bps
Year Ended December 31, 2022 v 2021
The occupancy and other costs impacts for the year-over-year comparison were driven by the following (in dollars and basis points):

(in thousands; unaudited)	$	BPS
Shop weeks	$35,654	N/A
Occupancy cost escalation	8,733	140
Higher preventative maintenance programs	2,816	40
Rent/CAMS	2,232	30
New shop impact	1,086	20
Volume	36	N/A
Reinstitution of accepting cash at shops	(3,080)	(50)
Leverage/deleverage	N/A	90
Pricing impacts	N/A	(100)
Promotional discounts	N/A	(10)
Other	(1,681)	(20)
Total change	$45,796	140
Pre-opening Costs

	Year Ended December 31,
(in thousands, except shop data; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Pre-opening costs	$17,986	$12,801	$9,327	$5,185	40.5%	$3,474	37.2%
As a percentage of company-operated shop revenues	2.8%	3.2%	3.8%	N/A	(40) bps	N/A	(60) bps
New company-operated shops opened	120	82	59	38	46.3%	23	39.0%
Pre-opening costs per new company-operated shop	$150	$156	$158	$(6)	(3.8)%	$(2)	(1.3)%
Year Ended December 31, 2022 v 2021
The increase in pre-opening costs was primarily driven by opening 38 more company-operated shops in the year ended December 31, 2022 as compared to 2021, while also realizing cost and operational efficiencies.
Depreciation and Amortization

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Depreciation and amortization	$36,306	$16,291	$9,737	$20,015	122.9%	$6,554	67.3%
As a percentage of company-operated shop revenues	5.6%	4.0%	4.0%	N/A	160 bps	N/A	— bps
Dutch Bros Inc.| Form 10-K | 72

Year Ended December 31, 2022 v 2021
The increase in depreciation and amortization were primarily driven by the opening of 120 new company-operated shops during 2022.
Company-operated Shop Gross Profit and Contribution1 2

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Company-operated shop gross profit	121,327	86,701	$60,546	$34,626	39.9%	$26,155	43.2%
As a percentage of company-operated shop revenues	19.0%	21.5%	24.8%	N/A	(250) bps	N/A	(330) bps
Company-operated shop contribution [1]	157,633	102,992	$70,283	$54,641	53.1%	$32,709	46.5%
As a percentage of company-operated shop revenues	24.6%	25.5%	28.7%	N/A	(90) bps	N/A	(320) bps
Year Ended December 31, 2022 v 2021
The Company-operated gross profit and contribution impacts for the year-over-year comparison were driven by the following (in basis points):

(in thousands; unaudited)	BPS
Higher ingredient costs	(380)
Higher shop operating expenses	(90)
Legislated minimum wage increases and higher minimum staffing standards	(70)
Costs increases	(540)
Menu price increases	430
Higher promotional discounts	40
Pricing and discounts	470
Higher preventative maintenance programs	(40)
Higher pre-opening expenses	40
New shop impact	(80)
New shop related items	(40)
Lower COVID-19 leave expenses	30
Leverage (deleverage)	(80)
Loyalty points breakage 2021 [2]	50
Loyalty points and rewards breakage 2022 [3]	20
Other	(120)
Total change in Company-operated shop gross profit	(250)
Depreciation and amortization	160
Total change in Company-operated shop contribution [1]	(90)
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
2    Recognition of $4.9 million of revenue from the loyalty points collected prior to January 1, 2022 that expired on December 31, 2022, which is included in company-operated shop gross margin and contribution. For additional details, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 3 — Revenue Recognition.
3    Recognition of $2.5 million of revenue from the estimated unredeemed loyalty points and rewards from purchases made in 2022.
Dutch Bros Inc.| Form 10-K | 73

Franchising and Other Segment Performance

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Franchising and other revenue	$99,302	$94,130	$82,899	$5,172	5.5%	$11,231	13.5%
Franchising and other gross profit	$59,589	$66,602	$55,389	$(7,013)	(10.5)%	$11,213	20.2%
As a percentage of franchising and other revenue	60.0%	70.8%	66.8%	N/A	(1,080) bps	N/A	400 bps
Year Ended December 31, 2022 v 2021
The Franchising and other gross profit impacts for the year-over-year comparison, were driven by the following (in dollars and basis points):

(in thousands; unaudited)	$	BPS
Higher net costs of products sold to franchisees	(10,674)	(1,080)
Shop weeks	1,580	N/A
Same shop sales	866	N/A
Other	1,215	N/A
Total change	(7,013)	(1,080)
Selling, General, and Administrative

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Selling, General and Administrative	$183,528	$264,529	$104,935	$(81,001)	(30.6)%	$159,594	152.1%
As a percentage of total revenues	24.8%	53.1%	32.0%	N/A	N/M	N/A	N/M
Year Ended December 31, 2022 v 2021
The selling, general, and administrative impacts for the year-over-year comparison were driven by the following (in dollars and basis points):
-    $116.1 million or 1,570 bps from lower equity-based compensation charges related to one-time awards vested as of the IPO.
-    $10.3 million or 140 bps from non-recurring costs and donations associated with our IPO in the prior year.
+    $31.6 million from investments in human capital, processes, and systems to support our revenue growth.
+    $8.3 million or 110 bps from higher costs incurred as a result of being a public company.
+    $2.4 million or 30 bps from company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
Dutch Bros Inc.| Form 10-K | 74

+    $2.3 million or 30 bps from the write-off of prepaid expenses for COVID-19 impacted projects and events. Our 2023 annual kick-off meeting and our virtual corporate engagement platform built in response to COVID-19 as a substitute for in-person engagement practices pre-pandemic were both cancelled due to COVID-19.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses from prior year by 1,540 bps to be 37.7% of revenue. However, leverage from revenue growth reduces that percentage by 1,290 bps to be 24.8% of revenue.
Other Expense

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Interest expense on finance leases	$(9,296)	$(4,145)	$(2,115)	$(5,151)	124.3%	$(2,030)	96.0%
Other interest expense, net [1]	(8,722)	(2,948)	(1,621)	(5,774)	195.9%	(1,327)	81.9%
Interest expense, net [1]	$(18,018)	$(7,093)	$(3,736)	$(10,925)	154.0%	$(3,357)	89.9%
Other income (expense)	3,976	(1,240)	(363)	5,216	N/M	(877)	241.6%
Total other expense	$(14,042)	$(8,333)	$(4,099)	$(5,709)	68.5%	$(4,234)	103.3%
_________________
1    Effective as of the second half of 2022 and on a prospective basis, we recorded commitment fees for the unused portion of the revolving credit facility as interest expense. These amounts were previously recorded as selling, general, and administrative expense.
Year Ended December 31, 2022 v 2021
The increase in interest expense, net was primarily driven by additional finance leases for new shop builds, increased borrowings associated with our credit facility, and activity related to our interest rate swap.
The increase in other income (expense) was primarily driven by the recognition of a remeasurement gain related to the TRAs liability and sales of previously written off Dutchwear inventory.
Income Tax Expense (Benefit)

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Income tax expense (benefit)	$2,599	$(1,628)	$843	$4,227	(259.6)%	$(2,471)	(293.1)%
Effective tax rate	(15.6)%	1.4%	12.2%	N/A	N/M	N/A	N/M
Year Ended December 31, 2022 v 2021
The increase in tax expense was primarily driven by mix of income earned by state tax jurisdiction and lower loss attributable to non-controlling interests, partially offset by adjustments to the outside basis differences as a result of the 2021 tax filings and higher tax credits.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $20.2 million and $18.5 million as of December 31, 2022 and December 31, 2021, respectively.
Dutch Bros Inc.| Form 10-K | 75

For the year ended December 31, 2022, our principal sources of liquidity were cash flows from our term loan and revolving credit facilities, and operations. Our principal uses of liquidity for the year ended December 31, 2022 were to pay off our prior revolving credit facility and fund our new shop builds and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands; unaudited)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Net cash flows provided by operating activities	$59,883	$80,375	$53,549	$(20,492)	(25.5)%	$26,826	50.1%
Net cash flows used in investing activities	(192,572)	(121,089)	(45,570)	(71,483)	59.0	(75,519)	165.7
Net cash provided by financing activities	134,361	27,580	8,077	106,781	N/M	19,503	N/M
Net increase (decrease) in cash	$1,672	$(13,134)	$16,056	$14,806	(112.7)%	$(29,190)	(181.8)%
Cash and cash equivalents at beginning of period	18,506	31,640	15,584	(13,134)	(41.5)	16,056	103.0
Cash and cash equivalents at end of period	$20,178	$18,506	$31,640	$1,672	9.0%	$(13,134)	(41.5)%
Operating Activities
The decrease in operating activities cash flows was primarily driven by:
-    Higher cost of sales and inventory due to increases in the number of shops and raw material costs
-    Higher lease costs as a result of a increase in the number of company-operated shops
Investing Activities
The increase in investing activities cash outflows was primarily driven by:
+    Investment in capital expenditures as a result of new company-operated shop openings
Financing Activities
The increase in financing activities cash flows was primarily driven by:
+    Higher net proceeds from our credit facilities
-    Non-recurring net IPO related activities in the prior year
Cash Requirements
We believe that cash provided by operating activities, cash and cash equivalents, and proceeds from our 2022 Credit Facility are adequate to fund our debt service requirements, lease obligations, and working capital obligations for at least the next 12 months.
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
Dutch Bros Inc.| Form 10-K | 76

From time to time, we may explore additional financing sources which could include equity, equity‑linked, and debt financing arrangements. Further, the payments that we may be required to make under the TRAs may be significant, and we are currently unable to estimate the timing of the payments that may be due thereunder.
Other than operating expenses, our cash requirements for 2023 are expected to consist primarily of capital expenditures for investments in our new and existing shops, our supply chain, and our corporate facilities, including new roasting facility that is estimated to be approximately $15 million to $20 million. The total capital expenditures for 2023 are estimated to be approximately $225 million to $250 million.
We expect to fund our current and long-term material cash requirements primarily with operating cash flows, and, as needed, proceeds from our 2022 Credit Facility. Our current and long-term material cash requirements as of December 31, 2022, primarily include the following:
•Debt Obligations: Refer to NOTE 9 — Debt, of the notes to the consolidated financial statements, included elsewhere in this Form 10-K, for further information of our obligations and the timing of expected payments. In addition, we have approximately $113 million revolving loans outstanding, which are expected to be paid within 1 year.
•Operating and Finance Leases: Refer to NOTE 8 — Leases, of the notes to the consolidated financial statements, included elsewhere in this Form 10-K, for further information of our obligations and the timing of expected payments.
•Purchase Obligations: include all legally binding contracts, including firm minimum commitments for inventory purchases, commitments for the purchase, construction or remodeling of real estate facilities, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. As of December 31, 2022, purchase obligations were approximately $160 million, of which substantially all are expected to be paid within one year.
•TRAs Obligations: Refer to NOTE 12 — Tax Receivable Agreements and NOTE 18 — Commitments and Contingencies, of the notes to the consolidated financial statements, included elsewhere in this Form 10-K, for further information of our obligations and the timing of expected payments.
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
Dutch Bros Inc.| Form 10-K | 77

Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Interest Rate Swap Contract
On April 1, 2022, Dutch Bros PubCo entered into an interest rate swap transaction with JPMorgan Chase Bank, N.A. with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap was to fix the interest base rate charged on the term loan at 2.67% for the $70 million notional amount. The interest rate swap matures on February 28, 2027.
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
Refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies within the consolidated financial statements, included elsewhere in this Form 10-K, for further information on our critical accounting estimates and policies, which are as follows:
Dutch Rewards Loyalty Program
In February 2021, Dutch Rewards was established. Eligible customers who register for the Dutch Rewards loyalty program collect points for every dollar spent. After accumulating a certain number of points, the customer can convert the points into a reward that can be redeemed for a free drink. Points collected, if not redeemed for rewards expire within 180 days, and rewards that are not used expire six months after issuance.
The estimation of the standalone selling price of points and rewards issued to customers involves several assumptions, primarily the valuation of points, estimated value of product for which a reward is expected to be redeemed, and estimated probability of future expirations of points and rewards. Our estimate of points and other rewards that we expect to be redeemed is based on current and historical company-specific data including redemption rates. These inputs are subject to change over time due to factors such as menu price increases, changes in points redemption options, and changes in customer behavior. Changes in our estimates and inputs could result in material changes to our Dutch Rewards program liability and loyalty program revenue.
Based on the terms and conditions of the Dutch Rewards program, we experienced the first actual instance of points expirations starting in the second half of 2022. Our historical data was considered insufficient to make reasonable estimates of the probability of future expirations of points and rewards through the end of the third quarter. We began estimating breakage in the fourth quarter. See NOTE 3 — Revenue Recognition for further details.
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
Dutch Bros Inc.| Form 10-K | 78

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
See NOTE 8 — Leases for further details.
Income Taxes
In determining the provision for income taxes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment.
Our expense/(benefit) for income taxes, deferred tax assets and liabilities including valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance.
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. See NOTE 13 — Income Taxes for further details.
Tax Receivable Agreements
In connection with our IPO, we entered into two TRAs with certain non-controlling interest owners (the Continuing Members). The TRAs generally provide for us to pay the Continuing Members 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2022, we recognized $220.9 million of liabilities relating to our obligations under the TRAs.
Dutch Bros Inc.| Form 10-K | 79

Changes in the projected TRAs liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Estimating future taxable income is a key input in calculating the TRAs liability, and is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. See NOTE 12 — Tax Receivable Agreements for further details.
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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated.
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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses and donations associated with equity offerings, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions costs, and (gain) loss on the remeasurement of the liability related to the TRAs. Adjusted EBITDA in dollars (as defined), taken as a percentage of total revenue.
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
Dutch Bros Inc.| Form 10-K | 80

Adjusted selling, general, and administrative (in dollars and as a percentage of revenue)
Definition and/or calculation
Selling, general, and administrative expenses, excluding equity-based compensation expense, expenses and donations associated with equity offering, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, and executive transitions costs.
Usefulness to management and investors
This non-GAAP measure is used as a supplemental measure of operating performance that we believe is useful to evaluate our performance period over period and relative to our competitors. We believe the non-GAAP measures presented provide investors with a supplemental view of our operating performance that facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance.
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
COVID-19: Prepaid costs not utilized
Costs related to the write-off of previously prepaid expenses for the cancellation of our 2023 annual kick-off meeting as a result of COVID-19 concerns and the development of a virtual corporate engagement platform built in response to the health restrictions of the COVID-19 pandemic. The platform was developed as a substitute for in person engagement practices used pre-pandemic. The platform has been determined ineffective, particularly as we shift back to in-person events with the easing of restrictions related to the COVID-19 pandemic.
Milestone events
Costs incurred for company-wide events to celebrate 30 years of serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
Dutch Bros Inc.| Form 10-K | 81

Executives transition costs
Employee severance and related benefit costs, as well as sign-on bonus(es) for several executive-level transitions occurring in 2022 and 2023.
TRAs remeasurements
(Gain) loss impacts on consolidated statements of operations related to adjustments of our TRAs liabilities.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Year Ended December 31,
	2022		2021 ¹		2020 ¹
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop gross profit [2]	121,327	19.0	86,701	21.5	60,546	24.8
Depreciation and amortization	36,306	5.6	16,291	4.0	9,737	4.0
Company-operated shop contribution [2]	157,633	24.6	102,992	25.5	70,283	28.7

	Year Ended December 31,
	2022		2021 ¹		2020 ¹
(in thousands; unaudited)	$	%	$	%	$	%
Net income (loss) [2]	(19,253)	(2.6)	(117,931)	(23.7)	6,058	1.9
Depreciation and amortization	44,728	6.0	25,217	5.1	15,537	4.7
Interest expense, net [3]	18,018	2.4	7,093	1.4	3,736	1.1
Income tax expense (benefit)	2,599	0.4	(1,628)	(0.3)	843	0.3
EBITDA [2]	46,092	6.2	(87,249)	(17.5)	26,174	8.0
Equity-based compensation	41,657	5.6	157,716	31.7	35,087	10.7
Expenses associated with equity offerings	—	—	6,523	1.3	—	—
Donations associated with equity offerings	—	—	3,792	0.7	—	—
COVID-19: Thank You pay and catastrophic leave	1,468	0.2	3,350	0.7	4,942	1.5
COVID-19: royalty abatement	—	—	—	—	1,400	0.4
COVID-19: first responder donation	—	—	—	—	2,000	0.6
COVID-19: prepaid costs not utilized	2,305	0.3	—	—	—	—
Dutch Rewards transition	—	—	—	—	(3,669)	(1.1)
Dutchwear merchandising adjustment	—	—	—	—	4,163	1.3
Milestone events	2,434	0.3	—	—	—	—
Executives transition costs	691	0.1	—	—	—	—
TRAs remeasurement	(3,466)	(0.4)	—	—	—	—
Adjusted EBITDA [2]	91,181	12.3	84,132	16.9	70,097	21.4
Dutch Bros Inc.| Form 10-K | 82

	Year Ended December 31,
	2022		2021 ¹		2020
(in thousands; unaudited)	$	%	$	%	$	%
Selling, general, and administrative [4]	183,528	24.8	264,529	53.1	104,935	32.0
Equity-based compensation	(41,657)	(5.6)	(157,716)	(31.7)	(35,087)	(10.7)
Expenses associated with equity offerings	—	—	(6,523)	(1.3)	—	—
Donations associated with equity offerings	—	—	(3,792)	(0.7)	—	—
COVID-19: prepaid costs not utilized	(2,305)	(0.3)	—	—	—	—
Milestone events	(2,434)	(0.3)	—	—	—	—
Executives transition costs	(691)	(0.1)	—	—	—	—
Adjusted selling, general, and administrative	136,441	18.5	96,498	19.4	69,848	21.3
_________________
1    Our historical results have been revised to reflect immaterial corrections related to the accrual of employee sick leave. For additional information, refer to NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 20 — Segment Reporting, included elsewhere in this Form 10-K. The impacts of the immaterial corrections on our non-GAAP measures, not included elsewhere in this Form 10-K, are presented below for the year ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
(in thousands; unaudited)	2021	2020
Decrease in adjusted selling, general, and administrative expenses	(506)	(152)
Increase in EBITDA	2,046	333
Increase in adjusted EBITDA	2,046	333
2    Includes the recognition of $4.9 million of revenue from the loyalty points earned prior to January 1, 2022 that expired on December 31, 2022. For additional details, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 3 — Revenue Recognition.
3    Effective as of the second half of 2022, we recorded commitment fees for the unused portion of the revolving credit facility as interest expense. These amounts were previously recorded as selling, general, and administrative expense.
4    Selling, general, and administrative expenses include depreciation and amortization.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing during the year ended December 31, 2022, could impact our operating results to the extent that such increases continue and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or if we choose not to pass on the cost increases, our operating results could be negatively affected.
Dutch Bros Inc.| Form 10-K | 83

Labor and Benefits Costs
We have experienced minimum wage increases in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies or menu price increases. As of December 31, 2022, we employed approximately 13,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2022, $98.1 million and $112.7 million were outstanding on our term loan and revolving loans, respectively. A hypothetical increase of interest rates up to 1% on our outstanding term and revolving loans as of December 31, 2022 would result in an increase in our annual interest expense of approximately $2.1 million. From time to time we may use interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows.
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
Dutch Bros Inc.| Form 10-K | 84

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dutch Bros Inc.| Form 10-K | 85

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dutch Bros Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dutch Bros Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’/members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of ASC Topic 842, Leases, as amended.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Dutch Bros Inc.| Form 10-K | 86

Measurement of the tax receivable agreement liability
As discussed in Note 12 of the consolidated financial statements, the Company has tax receivable agreements (TRA) with certain Pre-IPO Owners, which are contractual commitments to pay an amount equal to 85% of certain tax attributes and benefits, realized or deemed to be realized in certain circumstances by the Company, to the parties to the TRA. As of December 31, 2022, the Company recorded a liability related to obligations under the TRA (TRA Liability) of $220.9 million.
We identified the measurement of the TRA Liability as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required in the evaluation of the Company’s interpretation of tax law to determine the tax attributes and benefits subject to the TRA. In addition, evaluation of the model used to determine the TRA liability, including the accuracy of the model, required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the TRA liability. This included the internal controls over the Company’s calculation of the TRA Liability and the application of relevant tax law. We involved tax professionals with specialized skills and knowledge, who assisted in:
•developing an independent interpretation of the tax law to determine the tax attributes and benefits subject to the TRA and comparing to the Company’s interpretation
•evaluating the model used by the Company to develop the TRA liability, including the accuracy of the model, by calculating the TRA liability using the Company’s tax attributes and benefits subject to the TRA and comparing the results to the Company’s liability
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Portland, Oregon
February 27, 2023
Dutch Bros Inc.| Form 10-K | 87

DUTCH BROS INC.
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,178	$18,506
Accounts receivable, net	11,966	10,644
Inventories, net	39,229	23,345
Prepaid expenses and other current assets	10,949	8,796
Total current assets	82,322	61,291
Property and equipment, net	365,468	301,998
Finance lease right-of-use assets, net	247,943	—
Operating lease right-of-use assets, net	169,302	—
Intangibles, net	8,804	11,103
Goodwill	21,629	18,715
Deferred income tax assets, net	288,765	159,031
Other long-term assets	2,127	1,562
Total assets	$1,186,360	$553,700
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,270	$20,440
Accrued liabilities	27,452	20,970
Other current liabilities	7,860	6,471
Deferred revenue	25,335	22,807
Line of credit	110,865	64,104
Current portion of tax receivable agreements liability	—	450
Current portion of finance lease liabilities	7,971	3,389
Current portion of operating lease liabilities	9,317	—
Current portion of long-term debt	2,609	103
Total current liabilities	212,679	138,734
Deferred revenue, net of current portion	6,119	5,030
Tax receivable agreements liability, net of current portion	220,923	109,283
Finance lease liabilities, net of current portion	237,130	79,588
Operating lease liabilities, net of current portion	161,228	—
Long-term debt, net of current portion	96,297	3,503
Deferred rent	—	3,153
Other long-term liabilities	8	680
Total liabilities	934,384	339,971
Commitments and contingencies (Note 18)

Dutch Bros Inc.| Form 10-K | 88

DUTCH BROS INC.
Consolidated Balance Sheets (continued)

(in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 45,544 and 34,433 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of December 31, 2022 and December 31, 2021	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 41,056 and 49,006 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	1
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 12,411 and 15,441 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	145,613	107,193
Accumulated other comprehensive income	813	—
Accumulated deficit	(17,310)	(12,679)
Total stockholders' equity attributable to Dutch Bros Inc.	129,118	94,516
Non-controlling interests	122,858	119,213
Total equity	251,976	213,729
Total liabilities and equity	$1,186,360	$553,700
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 89

DUTCH BROS INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
REVENUES
Company-operated shops	$639,710	$403,746	$244,514
Franchising and other	99,302	94,130	82,899
Total revenues	739,012	497,876	327,413

COSTS AND EXPENSES
Cost of sales	558,096	344,573	211,478
Selling, general and administrative	183,528	264,529	104,935
Total costs and expenses	741,624	609,102	316,413

INCOME (LOSS) FROM OPERATIONS	(2,612)	(111,226)	11,000

OTHER EXPENSE
Interest expense, net	(18,018)	(7,093)	(3,736)
Other income (expense)	3,976	(1,240)	(363)
Total other expense	(14,042)	(8,333)	(4,099)

INCOME (LOSS) BEFORE INCOME TAXES	(16,654)	(119,559)	6,901
Income tax expense (benefit)	2,599	(1,628)	843
NET INCOME (LOSS)	$(19,253)	$(117,931)	$6,058
Less: Net income (loss) attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(67,374)	6,058
Less: Net loss attributable to non-controlling interests	(14,500)	(37,878)	—
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(4,753)	$(12,679)	$—
Net loss per share of Class A and Class D common stock:[1]
Basic	$(0.09)	$(0.28)	N/A
Diluted	$(0.09)	$(0.28)	N/A
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	51,871	45,864	N/A
Diluted	51,871	45,864	N/A
_________________
1    Basic and diluted net loss per share of Class A and Class D common stock are applicable only for periods subsequent to September 14, 2021, the effective date of the Company’s Reorganization Transactions and IPO.

See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 90

DUTCH BROS INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$(19,253)	$(117,931)	$6,058
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense of $273, $—, and $—, respectively	2,908	—	—
Comprehensive income (loss)	(16,345)	(117,931)	6,058
Less: comprehensive income (loss) attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	(67,374)	6,058
Less: comprehensive loss attributable to non-controlling interests	(12,405)	(37,878)	—
Comprehensive loss attributable to Dutch Bros Inc.	$(3,940)	$(12,679)	$—
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 91

DUTCH BROS INC.
Consolidated Statements of Stockholders’/Members’ Equity

Year Ended December 31, 2022
	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$—	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	—	122	301	423
Net loss	—	—	—	—	—	—	—	—	—	—	(4,753)	(14,500)	(19,253)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $273	—	—	—	—	—	—	—	—	(17)	813	—	2,095	2,891
Equity-based compensation	—	—	—	—	—	—	—	—	13,743	—	—	27,914	41,657
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	131	—	—	—	—	—	—	—	(1,145)	—	—	(2,755)	(3,900)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	16,429	—	—	—	16,429
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	9,410	—	—	(9,410)	—
Surrender and cancellation of Class C & D common stock	10,980	1	—	—	(7,950)	(1)	(3,030)	—	—	—	—	—	—
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Dutch Bros Inc.| Form 10-K | 92

DUTCH BROS INC.
Consolidated Statements of Stockholders’/Members’ Equity (continued)

Year Ended December 31, 2021
	Dutch Mafia LLC (Prior to Reorganization Transactions)	Dutch Bros. Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2020	$77,487	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$77,487
Net loss prior to the Reorganization Transactions	(67,374)	—	—	—	—	—	—	—	—	—	—	—	(67,374)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(213,308)	—	—	—	—	—	—	—	—	—	—	—	(213,308)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	48,020	9,877	—	71,408	1	54,068	1	17,036	—	(195,936)	—	147,914	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo Units in connection with the initial public offering	—	—	—	(6,709)	—	(5,062)	—	—	—	(239,421)	—	(13,849)	(253,270)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	46,446	—	—	46,446
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(12,679)	(37,878)	(50,557)
Equity-based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	12,663	—	31,390	44,053
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	—	345	—	—	—	—	—	—	—	(3,258)	—	(8,075)	(11,333)
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	—	289	—	(289)	—
Surrender and cancellation of Class C & D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, December 31, 2021	$—	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$(12,679)	$119,213	$213,729

Dutch Bros Inc.| Form 10-K | 93

DUTCH BROS INC.
Consolidated Statements of Stockholders’/Members’ Equity (continued)

Year Ended December 31, 2020
(in thousands)	Temporary Equity: Redeemable Common Units	Permanent Equity: Members’ Deficit	Total Members’ Equity
Balance, December 31, 2019	937,721	(858,542)	79,179
Distributions to members	—	(7,750)	(7,750)
Increase in redemption value of common units	598,051	(598,051)	—
Net income	—	6,058	6,058
Balance, December 31, 2020	$1,535,772	$(1,458,285)	$77,487
See accompanying notes to consolidated financial statements.

Dutch Bros Inc.| Form 10-K | 94

DUTCH BROS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(19,253)	$(117,931)	$6,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,728	25,217	15,537
Non-cash interest expense	691	280	98
(Gain) loss on disposal of assets	(340)	657	475
Loss on extinguishment of debt	—	1,286	—
Equity-based compensation	41,657	157,716	35,087
Deferred income taxes	1,078	(2,663)	—
Remeasurement gain on TRAs	(3,466)	—	—
Non-cash operating leases	9,919	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,322)	193	(4,218)
Inventories, net	(15,817)	(7,668)	(4,587)
Prepaid expenses and other current assets	(695)	(3,761)	(1,284)
Other long-term assets	1,147	13	(573)
Accounts payable	1,606	2,154	(518)
Accrued liabilities	5,601	7,927	2,194
Other current liabilities	1,376	4,955	584
Deferred revenue	3,367	11,706	4,419
Deferred rent	—	412	343
Other long-term liabilities	(672)	(118)	(66)
Operating lease liabilities	(9,722)	—	—
Net cash provided by operating activities	59,883	80,375	53,549
Cash flows from investing activities:
Purchases of property and equipment	(187,880)	(118,444)	(40,575)
Proceeds from disposal of fixed assets	1,359	2,742	99
Acquisition of shops from franchisees	(6,051)	(5,387)	(5,094)
Net cash used in investing activities	(192,572)	(121,089)	(45,570)
Cash flows from financing activities:
Proceeds from line of credit	157,705	65,000	30,000
Payments on line of credit	(10,000)	(15,000)	(15,000)
Payments on finance lease obligations	(5,838)	(2,653)	(1,195)
Proceeds from financing lease obligations	—	1,484	—
Proceeds from long-term debt	1,375	200,000	5,250
Payments on long-term debt	(1,982)	(227,594)	(3,228)
Payments of debt issuance costs	(2,749)	(2,406)	—
Proceeds from Paycheck Protection Program loan	—	—	10,000
Payments on Paycheck Protection Program loan	—	—	(10,000)
Proceeds from initial public offering, net of offering costs	—	524,858	—
Distributions paid to members	—	(213,308)	(7,750)
Payments to repurchase outstanding equity/member units	—	(287,664)	—
Payments of IPO issuance costs	(250)	(3,804)	—
Tax withholding payments upon vesting of equity awards	(3,900)	(11,333)	—
Net cash provided by financing activities	134,361	27,580	8,077
Net increase (decrease) in cash and cash equivalents	1,672	(13,134)	16,056
Cash and cash equivalents, beginning of period	18,506	31,640	15,584
Cash and cash equivalents, end of period	$20,178	$18,506	$31,640
Dutch Bros Inc.| Form 10-K | 95

DUTCH BROS INC.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$17,613	$7,350	$3,829
Income taxes paid	1,316	886	338
Supplemental disclosure of noncash investing and financing activities
Additions of property with capital leases	—	35,169	31,291
Additions of property and equipment accrued as of end of period	6,731	6,452	3,518
Deferred offering costs accrued	—	250	—
Transfer between line of credit and term loan facility	100,000	—	—
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 96

DUTCH BROS INC.
Index for Notes to Consolidated Financial Statements
Dutch Bros Inc.| Form 10-K | 97

DUTCH BROS INC.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products and accessories. As of December 31, 2022, there were 671 shops in operation in 14 U.S. states, of which 396 were company-operated and 275 were franchised.
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
As of December 31, 2022, the Company held 100.0% of the voting interest and 35.4% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 64.6% of the economic interest of Dutch Bros OpCo.
Initial Public Offering
On September 17, 2021, the Company completed its IPO of approximately 24.2 million shares of Class A common stock at a public offering price of $23.00 per share, which included approximately 3.2 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received proceeds of approximately $520.8 million, net of offering costs. The proceeds were used to purchase approximately 10.9 million newly-issued Dutch Bros OpCo Class A common units from Dutch Bros OpCo for approximately $234.4 million. The proceeds were also used to purchase approximately 11.7 million Dutch Bros OpCo Class A common units from the Continuing Members for approximately $253.3 million, and approximately 1.6 million shares of Class D common stock from the Pre-IPO Blocker Holders for approximately $34.4 million.

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
•Acquired Dutch Bros OpCo Class A common units and Class C voting units held by certain pre-IPO Dutch Bros OpCo Unitholders in exchange for shares of Class D common stock.
•Contribution of Dutch Bros OpCo Class A common units, Class B voting units, and Class C voting units to the Company in exchange for Class A common stock, Class B common stock, and Class C common stock, respectively.
Dutch Bros Inc.| Form 10-K | 98

•The Company’s designation as managing member of the Dutch Bros OpCo.
•Entered into a Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders and an Exchange Tax Receivable Agreement with the Continuing Members (collectively, the Tax Receivable Agreements or the TRAs), which provide for payment by Dutch Bros PubCo to the Continuing Members and the Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros PubCo would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs. For additional information, see NOTE 12 — Tax Receivable Agreements to the consolidated financial statements.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
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
While management believes the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of December 31, 2021, and for the years ended December 31, 2021 and 2020, the financial statement line items impacted by this error have been corrected.
The tables below reflect the sections of the Company’s consolidated financial statements that were impacted by the immaterial error.
Dutch Bros Inc.| Form 10-K | 99

Consolidated Balance Sheet:

	December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Current liabilities:
Accrued liabilities	$24,513	$(3,543)	$20,970
Total current liabilities	142,277	(3,543)	138,734
Total liabilities	343,514	(3,543)	339,971

Stockholders’ equity:
Additional paid in capital	106,410	783	107,193
Accumulated deficit	(12,914)	235	(12,679)
Total stockholders’ equity attributable to Dutch Bros Inc. / members’ equity	93,498	1,018	94,516
Non-controlling interests	116,688	2,525	119,213
Total equity	$210,186	$3,543	$213,729
Consolidated Statements of Operations:

	Year Ended December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$346,113	$(1,540)	$344,573
Selling, general and administrative	265,035	(506)	264,529
Total costs and expenses	611,148	(2,046)	609,102
Loss from operations	(113,272)	2,046	(111,226)
Loss before income taxes	(121,605)	2,046	(119,559)
Net loss	$(119,977)	$2,046	$(117,931)

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments	As Corrected
Costs and expenses
Cost of sales	$211,659	$(181)	$211,478
Selling, general and administrative	105,087	(152)	104,935
Total costs and expenses	316,746	(333)	316,413
Income from operations	10,667	333	11,000
Income before income taxes	6,568	333	6,901
Net income	$5,725	$333	$6,058
Dutch Bros Inc.| Form 10-K | 100

Consolidated Statements of Changes in Stockholders’/Members’ Equity:

	Year Ended December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Members' Equity
Balance, December 31, 2020	$75,990	$1,497	$77,487
Net loss prior to the Reorganization Transactions	(68,602)	1,228	(67,374)
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	50,745	(2,725)	48,020

Additional Paid-in-Capital
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	(196,515)	579	(195,936)
Purchase of OpCo Units in connection with the initial public offering	(239,622)	201	(239,421)
Effect of exchange of Dutch Bros OpCo Class A common units	285	4	289
Balance, December 31, 2021	106,409	784	107,193

Accumulated Deficit
Net loss subsequent to the Reorganization Transactions	(12,914)	235	(12,679)
Balance, December 31, 2021	(12,914)	235	(12,679)

Non-Controlling Interests
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	145,768	2,146	147,914
Purchase of OpCo Units in connection with the initial public offering	(13,648)	(201)	(13,849)
Net loss subsequent to the Reorganization Transactions	(38,461)	583	(37,878)
Effect of exchange of Dutch Bros OpCo Class A common units	(285)	(4)	(289)
Balance, December 31, 2021	116,689	2,524	119,213

Total Equity
Balance, December 31, 2020	75,990	1,497	77,487
Net loss prior to the Reorganization Transactions	(68,602)	1,228	(67,374)
Net loss subsequent to the Reorganization Transactions	(51,375)	818	(50,557)
Balance, December 31, 2021	210,186	3,543	213,729

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments	As Corrected
Permanent equity: members’ deficit
Balance, December 31, 2019	$(859,706)	$1,164	$(858,542)
Net income	5,725	333	6,058
Balance, December 31, 2020	$(1,459,782)	$1,497	$(1,458,285)
Dutch Bros Inc.| Form 10-K | 101

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2021
(in thousands)	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(119,977)	$2,046	$(117,931)
Changes in operating assets and liabilities, net of acquisitions:
Accrued expenses	9,973	(2,046)	7,927

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$5,725	$333	$6,058
Changes in operating assets and liabilities, net of acquisitions:
Accrued expenses	2,527	(333)	2,194
Dutch Bros Inc.| Form 10-K | 102

Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to accounting guidance for non-controlling interests. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The presentation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to long-lived asset valuation, leases, deferred revenue, tax receivable agreements, income taxes, and equity-based compensation that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.
Reclassifications
The Company has reclassified certain amounts in prior-period consolidated financial statements to conform to the current period's presentation.
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
Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company categorizes assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:
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
Dutch Bros Inc.| Form 10-K | 103

The Company’s consolidated balance sheets include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of the Company’s variable-rate credit facilities approximate their carrying amounts as the Company’s cost of borrowing is variable and approximates current market prices, which is considered Level 2 in the fair value hierarchy.
Derivative Instruments
The Company manages exposure to fluctuations in interest rates within its consolidated financial statements according to a hedging policy. Under this policy, the Company may engage in interest rate swap agreements to hedge interest rate risk. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative instruments for speculative purposes.
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
For derivative instruments that are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive income (AOCI) on the Company’s consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on the Company’s consolidated statements of operations.
The Company discontinues hedge accounting when:
•it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item;
•the derivative expires or is sold, terminated or exercised;
•it is no longer probable that the forecasted transaction will occur; or
•management determines that designation of the derivatives as a hedge instrument is no longer appropriate.
Refer to NOTE 11 — Derivative Financial Instruments for further discussion of the Company’s derivative instruments.
Accounts Receivable
Accounts receivable, net of allowance for doubtful accounts, consist primarily of royalty revenues, outstanding balances for sales of roasted coffee beans, other retail-related supplies to franchisees, and vendor rebates. The allowance for doubtful accounts is estimated based on the Company’s historical losses, review of specific accounts, existing economic conditions in the industry, and the financial stability of its customers. Accounts receivable are charged off against the allowance for doubtful accounts when they are determined by management to be uncollectible. The Company had no allowance for doubtful accounts at December 31, 2022 and 2021.
Dutch Bros Inc.| Form 10-K | 104

Inventories
Inventories, net consist primarily of roasted and unroasted coffee beans, Blue Rebel, accessories, and other retail related supplies. Inventories are stated at the lower of cost or net realizable value, with cost being determined by the standard cost method which approximates actual cost on a first-in, first-out basis. The Company records product returns as they are received, and obsolete and slow-moving inventory when identified, as these types of transactions have generally been immaterial to the Company’s historical operations.
Property and Equipment
Property and equipment, net are stated at historical cost less accumulated depreciation. Expenditures for maintenance, repairs, and routine replacements are charged to expense as incurred. Expenditures for major repairs and improvements that extend the useful lives of property and equipment are capitalized. When property or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in income (loss) from operations in the accompany consolidated statements of operations. Depreciation is computed on a straight-line basis over the following useful lives:

(in years, except for aircraft)	Estimated Useful Life
Software	3
Equipment and fixtures	3 - 7
Leasehold improvements	5 - 15 [1]
Buildings	10 - 20
_________________
1    Lesser of lease term or useful life
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
Leases
The Company adopted ASC Topic 842 (ASC 842), Leases, as amended, with an effective date of January 1, 2022. Details of the adoption and the Company’s accounting policies related to leases are provided in NOTE 8 — Leases to the consolidated financial statements.
Sale and Leaseback Transactions
The Company has sale and leaseback transactions that do not qualify for sale-leaseback accounting because of deemed continuing involvement by the Company, which results in the transaction being recorded under the financing method. For additional information, see NOTE 8 — Leases and NOTE 9 — Debt to the consolidated financial statements.
Business Combinations
The Company accounts for the acquisition of reacquired franchises from franchisees using the acquisition method of accounting for business combinations. The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with an acquisition based on the Company’s estimated fair value at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value of the following:
Dutch Bros Inc.| Form 10-K | 105

•Intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, assumed market share, as well as estimated useful life of intangible assets;
•Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
•Inventory; property and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
•Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. All goodwill is allocated to the company-operated shops reportable segment.
Goodwill
The Company reviews the recoverability of goodwill on a reporting unit basis at least annually, as of the end of the Company’s third fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. The Company performed annual qualitative impairment assessments for the years ended December 31, 2022, 2021, and 2020, and no impairment charges were recognized.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual shop, and requires judgment and an estimate of future undiscounted shop-generated cash flows. Estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company tests for recoverability by comparing the carrying value of the asset (asset group) to the undiscounted cash flows. If the carrying value is not recoverable, the Company would recognize an impairment loss if the carrying value of the asset (asset group) exceeds the fair value. The Company performed an annual qualitative assessment, which indicates no changes in circumstances or triggering events for impairment.
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
Dutch Rewards Loyalty Program
In February 2021, the Company transitioned from a stamp-based card loyalty program to a digital loyalty program (Dutch Rewards). Accessible through a mobile app, Dutch Rewards provides the following key opportunities for customers:
Dutch Bros Inc.| Form 10-K | 106

•Collect points based on purchases
•Convert points to rewards
•Rewards can be redeemed for free drinks
•Receive birthday awards
Points collected prior to January 1, 2022, if not redeemed for rewards, expired on December 31, 2022. Points collected on or after January 1, 2022, if not redeemed for rewards within 180 days, will automatically expire and be removed from the customers’ accounts. Rewards are earned by redeeming points. Rewards that are not used within six months of issuance will automatically expire and be removed from the customer’s accounts. Separately, birthday awards automatically expire and are removed from the customers’ accounts after eight to 30 days, depending on the specific award.
The Company defers revenue based on the estimated value of beverages for which the reward is expected to be redeemed, net of estimated unredeemed points, rewards, and awards.
The Company will evaluate Dutch Rewards points breakage on a quarterly basis. The Company completed its initial breakage assessment as of December 31, 2022, which resulted in revenue recognized of $7.4 million, including $4.9 million for points collected prior to January 1, 2022 that expired on December 31, 2022.
Birthday awards have been a key part of the program since its inception. Although no breakage accounting entries were booked for birthday awards until December 31, 2022, based on the short duration of the birthday awards, any estimated breakage prior to December 31, 2022 would have been immaterial.
Customers typically use rewards converted from points very promptly. Although no breakage accounting entries were recognized until December 31, 2022 for rewards converted from points, based on the short duration of the rewards converted from points, any estimated breakage prior to December 31, 2022 would have been immaterial.
Gift Card Program
The Company also operates a gift card program and maintains a contract liability for gift cards sold, recognizing revenue from gift cards when a gift card is redeemed. Gift cards do not have an expiration date or a service fee causing a decrement to the customer balance. Based on historical redemptions rates, which are determined by historical redemption patterns, a portion of gift cards is not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions. The Company’s breakage income is not material.
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
The Company receives marketing fees from franchisees which are used to promote the Dutch Bros brand. Contributions are based on a percentage of monthly shop sales. Marketing fees are billed monthly. Marketing fees are recognized as revenue and included in franchising and other revenues, while expenditures are included in selling, general and administrative expenses, in the consolidated statements of operations. Expenditures of the funds collected as marketing fees include payments to third parties, personnel expenses, and allocated costs. At each reporting date, to the extent receipts exceed related marketing expenditures on a cumulative basis, the excess fees collected are recorded in accrued expenses in the consolidated balance sheets. As of December 31, 2022 and 2021, there were no excess marketing fees recorded in accrued liabilities as cumulative expenditures exceeded contributions.
Dutch Bros Inc.| Form 10-K | 107

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
Other franchising revenue, including coffee bean sales, Dutch Bros. Blue Rebel beverage sales, accessories and other sales, are recognized on the date of delivery, net of returns.
Other Revenue
Other revenue includes retail coffee and other food and beverage sales, recognized at the date of sale, net of returns, as well as sales of products through the Company website, recognized at the point in time of shipment to customers, net of returns.
Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability and unredeemed points/rewards from our Dutch Rewards loyalty program, as discussed above. Deferred revenue also includes bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer.
Shop Pre-opening Expenses
Pre-opening expenses incurred with the opening of new company-operated shops are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and beverage and other shop operating expenses incurred prior to a shop opening for business and are included in cost of sales on the consolidated statements of operations.
Vendor Rebates
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar value of purchases for company-operated shops and franchised shops. These rebates are recognized as earned throughout the year and are recorded as accounts receivable and a reduction to cost of sales in the consolidated financial statements.
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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Advertising expense	$32,327	$30,652	$18,047
Equity-based Compensation
The Company has granted time-based restricted stock awards (RSAs) to certain officers and employees in connection with the Reorganization Transactions and the IPO, and restricted stock units (RSUs) to directors and certain employees. The RSAs and RSUs are accounted for as equity-classified awards, and are granted at the fair value of the underlying Class A common stock of Dutch Bros Inc. as of the grant date and vest over the requisite service period.
Dutch Bros Inc.| Form 10-K | 108

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
Prior to the IPO, the Dutch Bros OpCo membership structure included common units, redeemable common units, and PI units. The Company analyzed the calculation of earnings (loss) per unit for periods
Dutch Bros Inc.| Form 10-K | 109

prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per unit information has not been presented for the year ended December 31, 2020.
Recently Issued Accounting Standards
In December 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update extend the transition relief period for reference rate reform from December 31, 2022 to December 31, 2024. The amendments in ASU 2022-06 apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was effective upon issuance. The new standard has had no material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13, as amended, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For accounts receivable and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. The Company has completed its evaluation and adoption of ASU 2016-13, as amended, and as of January 1, 2022 had no material impact on its consolidated financial statements.
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

Dutch Bros Inc.| Form 10-K | 110

NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Company-operated shops	$639,710	$403,746	$244,514
Franchising	93,756	87,465	77,625
Other	5,546	6,665	5,274
Total revenues	$739,012	$497,876	$327,413
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Balance, December 31	$22,765	$10,576
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	261,909	161,134
Revenue recognized - gift card, loyalty app, and loyalty rewards redemptions, and breakage	(257,770)	(148,945)
Balance, December 31	26,904	22,765
Less: current portion	(22,748)	(19,843)
Deferred revenue, net of current portion, gift card and loyalty programs	$4,156	$2,922
Revenue recognized related to loyalty points collected that was included in deferred revenue as of the end of the previous year was $9.2 million for the year ended December 31, 2022. See NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies for further details.
Revenue recognized related to gift card redemptions that was included in deferred revenue as of the end of the previous years was $4.0 million and $3.8 million for the year ended December 31, 2022 and 2021, respectively. These amounts exclude cash loads and transactions for the Company’s loyalty rewards program.
Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s consolidated balance sheets were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Outstanding performance obligations	$2,152	$2,512
Initial unearned franchise fees from franchise partners	2,398	2,560
Total deferred revenue, excluding gift card and loyalty programs	4,550	5,072
Less: current portion	(2,587)	(2,964)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,963	$2,108
Dutch Bros Inc.| Form 10-K | 111

Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Earned franchise fees	$507	$630	$496
Revenue recognized from earned franchise fees that was included in unearned revenue at the beginning of the year was $0.5 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.
Future amortization of initial unearned franchise fees as of December 31, 2022 is as follows:

(in thousands)
2023	$434
2024	376
2025	322
2026	280
2027	235
Thereafter	751
Total	$2,398
NOTE 4 — Shop Acquisitions
During the year ended December 31, 2022, the Company repurchased the franchise rights and assets of five shops from one franchise partner in California. For the year ended December 31, 2021, the Company repurchased the franchise rights and assets of seven shops from two separate franchise partners in Washington. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The fair values for the 2022 and 2021 acquisitions are final.

(in thousands)	December 31, 2022	December 31, 2021
Acquisition consideration:
Purchase price consideration	$6,051	$5,387
Equipment and fixtures	197	178
Building and leasehold improvements	1,470	1,425
Inventories	67	97
Other assets	6	23
Operating lease right-of-use assets	2,327	—
Reacquired franchise rights	1,735	3,312
Other liabilities	(88)	(95)
Gift card liability	(250)	(193)
Operating lease obligations	(2,327)	—
Net assets acquired	3,137	4,747
Goodwill	$2,914	$640
Dutch Bros Inc.| Form 10-K | 112

Reacquired franchise rights have weighted-average useful lives of 4.2 and 5.8 years at the time of purchase for the acquisitions made during the years ended December 31, 2022 and 2021, respectively. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisitions, including sales and growth opportunities, and is expected to be fully deductible for tax purposes. Goodwill is allocated entirely to the Company-operated shops segment.
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
The results of operations for the 2022 acquisitions are included in the Company’s consolidated statements of operations beginning on the dates of acquisition. Revenues of approximately $9.3 million and net income of approximately $1.6 million are included in the Company’s consolidated statements of operations for the year ended December 31, 2022.
The following table reflects the unaudited pro forma results of the Company and the five shops purchased in 2022 as if the acquisitions had taken place as of January 1, 2021:

	Year Ended December 31,
(in thousands; unaudited)	2022	2021
Revenue	$740,964	$509,566
Net loss	$(18,875)	$(115,923)
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$21,335	$8,453
Finished goods	17,894	14,892
Total inventories	$39,229	$23,345
As of December 31, 2022 and 2021, reserves for inventories were $0.1 million and $2.1 million, respectively.
Dutch Bros Inc.| Form 10-K | 113

NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			December 31, 2022	December 31, 2021
Software	3			$7,430	$7,132
Equipment and fixtures	3	—	7	93,908	57,952
Leasehold improvements	5	—	15	29,985	20,744
Buildings	10	—	20	158,250	168,395
Land	N/A			7,956	5,242
Aircraft [1]	N/A			9,195	9,531
Construction-in-progress [2]	N/A			131,240	88,050
Property and equipment, gross				437,964	357,046
Less: accumulated depreciation				(72,496)	(55,048)
Property and equipment, net				$365,468	$301,998
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2022	2021 ¹	2020 ¹
Cost of sales	$26,261	$19,023	$11,426
Selling, general and administrative expenses	2,705	2,663	1,451
Total depreciation expense	$28,966	$21,686	$12,877
_______________
1    2021 and 2020 include depreciation for capital leases under ASC 840, however see NOTE 8 — Leases for 2022 amortization related to financing leases under ASC 842.
No impairment charges were recognized for the years ended December 31, 2022, 2021, and 2020.
NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	December 31, 2022	December 31, 2021
Reacquired franchise rights	3.5	$27,049	$25,314
Less: accumulated amortization		(18,245)	(14,211)
Intangibles, net		$8,804	$11,103
Dutch Bros Inc.| Form 10-K | 114

Amortization expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	$4,034	$3,531	$2,660
The estimated future amortization expense of the reacquired franchise rights as of December 31, 2022 is as follows:

(in thousands)
2023	$3,389
2024	2,469
2025	1,435
2026	681
2027	383
Thereafter	447
Total	$8,804
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2020	$18,075
Business combinations	640
Balance, December 31, 2021	$18,715
Business combinations	2,914
Balance, December 31, 2022	$21,629
No impairment charges were recognized for the years ended December 31, 2022, 2021, and 2020.
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
Subsequent to the Company’s January 1, 2022 adoption of the lease standard, the Company continued to review relevant lease contract elements and improve business processes, which resulted in adjustments to the Company’s adoption entries and presentation. The impacts of the adjustments were recorded during 2022, and are presented in the table below and in the consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 115

Upon adoption, the Company recognized operating lease liabilities of $152.8 million based on the present value of the remaining lease payments for existing operating leases, and operating right-of-use assets of $150.7 million, net of reductions for the impacts of deferred rents. As part of the transition, the Company derecognized all landlord funded lease incentives and deemed landlord financing liabilities, including capital assets related to previous sale and leaseback transactions which were remeasured under ASC 842 adoption requirements.
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
Upon transition, the Company recorded the following increases (decreases) to the respective line items on its consolidated balance sheet:

(in thousands)	Adjustments as of January 1, 2022 (As Reported)	Subsequent Adjustments	Cumulative Adjustments as of December 31, 2022 (As Corrected)
Property and equipment, net	$(79,821)	$(6,171)	$(85,992)
Finance lease right-of-use assets, net	111,826	3,745	115,571
Operating lease right-of-use assets, net	150,689	—	150,689
Deferred rent	(3,153)	—	(3,153)
Current portion of finance lease liabilities	607	—	607
Current portion of operating lease liabilities	8,430	—	8,430
Current portion of long-term debt	(46)	—	(46)
Finance lease liabilities, net of current portion	32,534	—	32,534
Operating lease liabilities, net of current portion	144,405	—	144,405
Long-term debt, net of current portion	(1,426)	(1,506)	(2,932)
Accumulated deficit	386	(264)	122
Non-controlling interests	957	(656)	301
Dutch Bros Inc.| Form 10-K | 116

Nature of Leases
The Company leases all of its domestic company-operated shops, warehouse facilities, most headquarters buildings, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2042. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether the Company has the right to direct the use of the asset. If these criteria are met, a lease has been identified and if it has a term greater than one year, the Company accounts for the contract under the requirements of ASC 842.
Lease commencement is determined when the Company takes possession of a leased asset, at which time the Company also determines the lease classification as an operating or finance lease. The Company’s real estate leases consist of commercial ground leases (land only) and build-to-suit leases (land and building).
The real estate leases are a combination of both operating and finance leases, depending on evaluation of the lease terms. Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options of five-years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. The Company’s real estate leases typically provide for fixed minimum rent payments. For operating leases, the Company recognizes lease expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred prior to lease commencement is included in the calculation of the right-of-use asset. Once a lease commences, the Company records lease expense in cost of sales on the Company’s consolidated statements of operations. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability. Variable lease costs are included in cost of sales on the consolidated statements of operations.
The Company calculates right-of-use assets and lease liabilities based on the present value of the fixed lease payments, including any estimated lease incentives, at lease commencement using its incremental borrowing rate, which is established by a third party, and applied on a portfolio basis. As the interest rate implicit in the Company’s leases cannot be readily determined, the discount rate used to measure the lease liability is equal to the rate the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
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
Dutch Bros Inc.| Form 10-K | 117

A summary of finance and operating lease right-of-use assets and lease liabilities as of December 31, 2022 is as follows:

(in thousands)	Balance Sheet Classification	December 31, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$247,943
Operating leases	Operating lease right-of-use assets, net	169,302
Total right-of-use assets		$417,245

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$7,971
	Finance lease liabilities, net of current portion	237,130

Operating leases	Current portion of operating lease liabilities	9,317
	Operating lease liabilities, net of current portion	161,228
Total lease liabilities		$415,646
The components of lease cost were as follows for the period presented:

(in thousands)	Statement of Operations Classification	Year Ended December 31, 2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$11,728
Interest on lease liabilities	Interest expense	9,263
Total finance lease cost		20,991

Operating lease cost	Cost of sales	16,465

Variable lease cost	Cost of sales	3,979
Total lease cost		$41,435
Dutch Bros Inc.| Form 10-K | 118

Future minimum lease payments for finance and operating lease liabilities as of December 31, 2022 were as follows:

(in thousands)	Finance	Operating
2023	$20,654	$16,258
2024	20,965	15,926
2025	21,188	15,692
2026	21,508	15,538
2027	22,220	15,211
Thereafter	263,381	154,510
Total	$369,916	$233,135
Less: imputed interest	(124,815)	(62,590)
Present value of minimum lease payments	245,101	170,545
Less: current portion	(7,971)	(9,317)
Lease liabilities, net of current portion	$237,130	$161,228
Future minimum lease payments under noncancellable operating leases and capital lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Capital	Operating
2022	$8,824	$12,398
2023	8,672	12,002
2024	8,743	11,699
2025	8,926	11,420
2026	9,229	11,297
Thereafter	85,985	125,774
Total	$130,379	$184,590
Less: imputed interest	(47,402)
Present value of minimum lease payments	82,977
Less: current portion	(3,389)
Lease liabilities, net of current portion	$79,588
A summary of lease terms and discount rates for finance and operating leases as of December 31, 2022 is as follows:

December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	16.1
Operating leases	14.9

Weighted-average discount rate (percentages)
Finance leases	5.3%
Operating leases	4.2%
Dutch Bros Inc.| Form 10-K | 119

Supplemental cash flow information related to leases as of December 31, 2022 is as follows for the period presented:

(in thousands)	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9,264
Operating cash flows from operating leases	16,269
Financing cash flows from finance leases	5,838
Right-of-use assets obtained in exchange for lease obligations [1]:
Finance leases	167,687
Operating leases	178,138
_________________
1    Amounts include the transition adjustment for the adoption of ASU 2016-02, as amended.
NOTE 9 — Debt
Credit Facility
On February 28, 2022 (the Effective Date) the Company amended its credit facility entered into on May 12, 2021 with JPMorgan Chase, N.A. (the Senior Secured Credit Facility). The amended facility (the 2022 Credit Facility) has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a delayed draw term loan facility of up to $150 million, and a term loan facility of up to $100 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility also contains an option allowing the Company to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
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
The Company is required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45% (depending on the Company’s maximum net lease-adjusted total leverage ratio) based on the (i) average daily unused portion of the revolving credit facility, and (ii) the daily undrawn amount of the delayed draw term loan facility. These fees are recorded as interest expense on the Company’s consolidated statements of operations.
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
Dutch Bros Inc.| Form 10-K | 120

As of December 31, 2022, approximately $98.1 million and $112.7 million were outstanding on the term loan and revolving loans, respectively, and $137.3 million was available for borrowing on the revolving loans. The term loan bears interest at 6.92% and revolving loans bear interest at approximately 6.87% as of December 31, 2022. The Company was in compliance with its financial covenants as of that date.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	December 31, 2022	December 31, 2021
Terms loan under credit facility	$98,125	$—
Finance obligation[1]	1,379	2,978
Unsecured note payable	524	628
Total debt	100,028	3,606
Less: loan origination fees	(1,122)	—
Less: current portion	(2,609)	(103)
Total long-term debt, net of current portion	$96,297	$3,503
_______________
1    Effective January 1, 2022, with our adoption of ASC 842 (Leases), the 2021 failed sale-leaseback transactions were remeasured and included in our lease obligations. Subsequently we entered into a failed sale-leaseback arrangement under ASC 842 during the first half of 2022.
Future annual maturities of long-term debt as of December 31, 2022 are as follows:

(in thousands)
2023	$2,609
2024	4,491
2025	6,998
2026	13,256
2027	71,295
Thereafter	1,379
Total	$100,028
NOTE 10 — Fair Value Measurements
The Company’s consolidated financial statements include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of the Company’s variable-rate term loan and revolving loans approximate their carrying amounts; these debt instruments are designated as Level 2 within the fair value hierarchy, as the Company’s cost of borrowing is variable and approximates current market rates.
The Company has an interest rate swap, which is required to be measured at fair value on a recurring basis. Designated as a Level 2 instrument within the fair value hierarchy, the interest rate swap as of December 31, 2022 had a fair value of $3.2 million, and is recorded as an asset on the Company’s consolidated balance sheet.
The fair value of the Company’s interest rate swap was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.
Dutch Bros Inc.| Form 10-K | 121

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
During 2022, the Company entered into a $70 million receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. The interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR rate plus an applicable margin. As of December 31, 2022, the one-month adjusted term SOFR rate was 4.32%. The Company had no derivatives prior to 2022, and as such, no comparable prior years’ information is presented.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of December 31, 2022, the Company expects to reclassify a gain of approximately $1.5 million from AOCI to earnings within the next twelve months.
The fair value and effect of the derivative instrument included in the Company’s consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	December 31, 2022
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,457
	Other long-term assets	1,706
Total derivative instrument designated as cash flow hedge		$3,163

(in thousands)	Financial Statements Classification	Year Ended December 31, 2022
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income before reclassifications	Statement of Comprehensive Income	$2,966
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statement of Operations - Interest expense, net	$215
Income tax expense	Statement of Operations - Income tax expense	$(273)
For additional information related to the Company’s derivative, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 10 — Fair Value Measurements.
NOTE 12 — Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with the holders of Class B common stock and Class C common stock (the Exchange Reorganization Agreement), and (ii) the Reorganization Tax Receivable Agreement
Dutch Bros Inc.| Form 10-K | 122

with the holders of Class D common stock (the Reorganization Tax Receivable Agreement and together with the Exchange Tax Receivable Agreement, the Tax Receivable Agreements or TRAs). These TRAs provide for the payment by Dutch Bros Inc. or any member of its affiliated, consolidated, combined, or unitary tax group (collectively, the Dutch Bros Tax Group) to such Pre-IPO Owners (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) of 85.0% of the benefits, if any, the Dutch Bros Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the Dutch Bros Tax Group to certain Pre-IPO Dutch Bros OpCo Unitholders of 85% of the benefits, if any, that the Dutch Bros Tax Group realizes as a result of (i) the Dutch Bros Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the Dutch Bros Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under section 704(c) of the code as a result of Dutch Bros Inc.’s earlier acquisition of Dutch Bros OpCo Class A common units in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Pre-IPO Blocker Holders of 85% of the benefits, if any, that the Dutch Bros Tax Group realizes as a result of the Dutch Bros Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the Dutch Bros Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15% of any cash savings that it realizes.
The Company expects to obtain an increase in its share of the tax basis in the net assets of Dutch Bros OpCo when OpCo Units are exchanged by Pre-IPO Dutch Bros OpCo Unitholders. The Company intends to treat any redemptions and exchanges of OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The changes related to the Company’s TRAs were as follows:

(in thousands)	December 31, 2022	December 31, 2021
TRAs liability, beginning balance	$109,733	$—
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	114,656	109,733
TRAs remeasurements [1]	(3,466)	—
	$220,923	$109,733
Less: current portion under TRAs liability	—	(450)
TRAs liability, net of current portion, ending balance	$220,923	$109,283
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRA.
TRA-related liabilities are classified on the Company’s consolidated balance sheets as current or non-current assets based on the expected date of payment under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively.
Dutch Bros Inc.| Form 10-K | 123

NOTE 13 — Income Taxes
The Company’s income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current tax provision
Federal	$181	$170	$265
State	1,340	865	706
Total current tax provision	1,521	1,035	971

Deferred tax expense (benefit)
Federal	(6,081)	(2,265)	(107)
State	7,159	(398)	(21)
Total deferred tax provision	1,078	(2,663)	(128)

Income tax expense (benefit)	$2,599	$(1,628)	$843
The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate as itemized below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Income allocable to non-controlling interests not subject to tax	(32.9)%	(18.4)%	(18.7)%
State and local income taxes, net of federal benefit	(9.5)%	(0.8)%	10.2%
State rate adjustment	(39.1)%	—%	—%
Net impact of GAAP basis shifts	—%	(0.2)%	—%
Non-deductible compensation	(2.0)%	(0.2)%	—%
Tax credits	10.1%	0.3%	—%
TRA adjustments	4.4%	—%	—%
Return-to-provision adjustments	32.4%	—%	—%
Other	—%	—%	(0.3)%
Valuation allowance	—%	(0.3)%	—%
Effective income tax rate	(15.6)%	1.4%	12.2%
Dutch Bros Inc.| Form 10-K | 124

The components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Investment in Dutch Bros OpCo	$255,763	$148,699
Net operating loss carryforwards	19,356	6,163
Interest expense	7,781	3,007
Credit carryforwards	2,813	1,142
Charitable contribution carryforward	1,498	—
Other	2,661	1,315
Total deferred tax assets	289,872	160,326
Less: valuation allowance	(1,107)	(1,295)
Net deferred tax assets	$288,765	$159,031
The Company recognizes deferred tax assets to the extent, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the year ended December 31, 2022, the Company recorded a valuation allowance on its deferred tax assets, primarily related to the Company’s charitable contributions, of which it does not expect to recognize the benefit from in the foreseeable future. The Company has no deferred tax liabilities.
As of December 31, 2022, the Company had U.S. federal net operating losses of $74.8 million and tax credit carryforwards of approximately $2.8 million. The Company’s federal net operating losses do not expire and tax credits will begin to expire in 2038 if not utilized. As of December 31, 2022, the Company had $64.7 million of state tax net operating losses and no state tax credits. Of the state tax net operating losses, $59.5 million will begin to expire in 2033 if not utilized and the remaining $5.1 million do not expire.
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
There were no interest and penalties accrued for the years ended December 31, 2022, 2021 and 2020. The Company has assessed its tax positions taken and concluded there are no significant uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2022 or 2021, that, if recognized, would affect the amount of income tax expense reported.
The Company files returns with the Internal Revenue Service and multiple state jurisdictions, which are subject to examination by the taxing authorities for years 2018 and later. The earlier tax years are subject to examination due to the utilization of net operating losses in recent tax years. None of our federal or state income tax returns are currently under examination by federal or state taxing authorities.
Dutch Bros Inc.| Form 10-K | 125

NOTE 14 — Equity and Equity-Based Compensation
Equity Awards
As of December 31, 2022, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Unless indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. The service vesting condition is currently a period of three years. For awards granted prior to 2022, vesting occurs in approximately one-third installments on each anniversary of the vesting commencement date. Beginning with awards granted in 2022, vesting occurs at 50% of the total award on each of the second and third anniversaries of the vesting commencement date. During 2022, a special grant was awarded to certain management employees with a 100% cliff vesting of the total award on the third anniversary of the vesting commencement date. Vesting of all awards granted are subject to the grantee’s continued service to the Company through the applicable vesting date.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2020	—	$—
Effect of Reorganization Transactions and IPO	9,834	23.00
Vested	(5,834)	23.00
Balance, December 31, 2021	4,000	$23.00
Vested	(1,333)	23.00
Balance, December 31, 2022	2,667	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2020	—	$—
Effect of Reorganization Transactions and IPO	1,189	43.55
Vested	(593)	43.55
Balance, December 31, 2021	596	$43.55
New grants	196	45.85
Vested	(206)	51.69
Forfeitures	(3)	47.57
Balance, December 31, 2022	583	$44.34
Total release date fair value of vested restricted stock awards and units for the years ended December 31, 2022 and 2021 are presented below. The Company had no restricted stock equity awards prior to the Reorganization Transactions in September 2021, and as such, no comparable information for 2020 is presented.
Dutch Bros Inc.| Form 10-K | 126

(in thousands, except per share amounts)	Year Ended December 31, 2022	Weighted-average vest date fair value per share	Year Ended December 31, 2021	Weighted-average vest date fair value per share
Restricted stock awards	$69,604	$52.22	$134,182	$23.00
Restricted stock units	10,627	51.59	26,431	44.57
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Selling, general, and administrative expenses	$41,657	$157,716	$35,087
As of December 31, 2022, total unrecognized stock-based compensation related to unvested stock awards was $39.9 million, which will be recognized as follows:

(in thousands)
2023	$35,695
2024	3,437
2025	737
Total unrecognized stock-based compensation	$39,869
NOTE 15 — Employee Benefit Plans
The Company’s 401(k) plan (the 401(k) Plan) covers substantially all employees of the Company who meet certain requirements. Contributions to the 401(k) Plan are determined by each participant by means of an elective compensation deferral, subject to annual limits. The Company matches 100% of employee contributions, up to 4% of eligible compensation. The total employer matching contributions to the 401(k) Plan recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Selling, general, and administrative expenses	$1,680	$1,185	$714
Dutch Bros Inc.| Form 10-K | 127

NOTE 16 — Non-Controlling Interests
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	December 31, 2022
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	57,955	35.4%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	105,756	64.6%
Total Dutch Bros OpCo Class A common units outstanding	163,711	100.0%
_________________
1    Includes approximately 2.7 million Dutch Bros OpCo Class A common units related to unvested restricted stock awards held by former Profits Interest Units holders. These Dutch Bros OpCo Class A common units are excluded from non-controlling interest calculations.
Dutch Bros Inc.| Form 10-K | 128

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Year Ended December 31,
	2022	2021
Net loss attributable to Dutch Bros Inc.	$(4,753)	$(12,679)
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense	813	—
Transfers from (to) non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	—	(195,936)
Decrease in accumulated deficit as a result of the adoption of ASC 842	122	—
Increase in additional paid-in capital as a result of equity-based compensation	13,743	12,663
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(1,145)	(3,258)
Increase (decrease) in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	9,410	(239,132)
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$18,190	$(438,342)
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Year Ended December 31,
	2022	2021
Weighted-average ownership percentage	67.8%	*
* The non-controlling interest holders’ weighted-average ownership percentage for the period from the September 14, 2021 Reorganization date to December 31, 2021 was 71.3%.
The Company had no non-controlling interest holders prior to its Reorganization Transactions in September 2021, and as such, no comparable prior year information for 2020 is presented.
NOTE 17 — Loss Per Share
Basic net loss per share of Class A and Class D common stock is computed by dividing net loss attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period.
Diluted net loss per share of Class A and Class D common stock is computed by dividing loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted net loss per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for restricted stock awards and restricted stock units, and under the if-converted method for the outstanding convertible Class B and Class C common stock.
Dutch Bros Inc.| Form 10-K | 129

The following tables set forth the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock for the periods presented. The basic and diluted net loss per share for the year ended December 31, 2021 reflects only the period from September 14, 2021 to December 31, 2021, which represents the period from the date of the Reorganization Transactions during which the Company had outstanding Class A and Class D common stock. The Company had no outstanding common stock prior to the Reorganization Transactions in September 2021, and as such, no comparable loss per share information for 2020 is presented.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Numerator:
Net income (loss)	$(19,253)	$(117,931)	$6,058
Less: net income (loss) attributable to Dutch Bros OpCo before Reorganization Transactions	—	(67,374)	6,058
Less: net loss attributable to non-controlling interests	(14,500)	(37,878)	—
Net loss attributable to Dutch Bros Inc.	$(4,753)	$(12,679)	$—

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to Dutch Bros Inc.	$(4,753)	$(12,679)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	51,871	45,864
Dilutive effect of restricted stock awards	—	—
Dilutive effect of restricted stock units	—	—
Weighted-average number of shares of Class A and Class D common stock outstanding - diluted	51,871	45,864

Basic net loss per share attributable to common stockholders	$(0.09)	$(0.28)
Diluted net loss per share attributable to common stockholders	$(0.09)	$(0.28)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C common stock under the two-class method has not been presented.
The following common stock equivalents were excluded from diluted loss per share in the periods presented because they were anti-dilutive:

	Year Ended December 31,
(in thousands)	2022	2021
Restricted stock awards	2,667	4,000
Restricted stock units	583	595
Total anti-dilutive securities	3,250	4,595
Dutch Bros Inc.| Form 10-K | 130

NOTE 18 — Commitments and Contingencies
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
Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of December 31, 2022 and December 31, 2021, the Company had guaranteed approximately $1.6 million and $1.7 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the consolidated financial statements.
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
Dutch Bros Inc.| Form 10-K | 131

While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these that are pending or threatened will not have a material adverse effect on its financial condition, results of operations, or cash flows.
Liabilities Under Tax Receivable Agreements
As described in NOTE 12 — Tax Receivable Agreements, the Company is a party to the TRAs under which the Company is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRAs until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the TRAs are contingent upon, among other things, (i) generation of future taxable income over the term of the TRAs, and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRAs to utilize the tax benefits, then the Company would not be required to make the related TRA payments. As of December 31, 2022, the Company recognized $220.9 million of liabilities related to its obligations under the TRAs, after concluding that it was probable that the Company would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRAs for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the year ended December 31, 2022.
NOTE 19 — Related Party Transactions
The Company’s donations to the Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer (CEO) serves on the board of directors, were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Donations to Dutch Bros Foundation	$5,149	$10,546	$5,848
NOTE 20 — Segment Reporting
Segment information is prepared on the same basis that the Company’s CEO, who is the chief operating decision maker (CODM), manages the segments, evaluates financial results and makes key operating decisions. The Company’s CEO evaluates the financial performance of the Company based on two operating segments: Company-operated shops and Franchising and other. The Company-operated shops segment includes coffee shop sales to customers. The Franchising and other segment includes bean and product sales to franchise partners and includes the initial franchise fees, royalties, and marketing fees.
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
Dutch Bros Inc.| Form 10-K | 132

No changes have been made to the Company’s segments during the year ended December 31, 2022. In addition, one customer represented 10% or more of total revenue for the year ended December 31, 2022, while no customer represented 10% or more of total revenues for the years ended December 31, 2021, and 2020.
Financial information for the Company’s reportable segments was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021 ¹	2020 ¹
Revenues:
Company-operated shops	$639,710	$403,746	$244,514
Franchising and other	99,302	94,130	82,899
Total revenues	739,012	497,876	327,413
Cost of sales:
Company-operated shops	518,383	317,045	183,968
Franchising and other	39,713	27,528	27,510
Total cost of sales	558,096	344,573	211,478
Segment contribution:
Company-operated shops	157,633	102,992	70,283
Franchising and other	65,295	72,865	59,738
Total segment contribution	$222,928	$175,857	$130,021
Depreciation and amortization:
Company-operated shops	36,306	16,291	9,737
Franchising and other	5,706	6,263	4,349
Total depreciation and amortization	42,012	22,554	14,086
Selling, general and administrative	(183,528)	(264,529)	(104,935)
Interest expense, net	(18,018)	(7,093)	(3,736)
Other income (expense), net	3,976	(1,240)	(363)
Income (loss) before income taxes	$(16,654)	$(119,559)	$6,901
_________________
1    The Company identified immaterial corrections related to the accrual of employee sick leave and the application of ASC 710, Compensation - General, which resulted in revisions to prior period reported amounts with impacted line items presented below for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
(in thousands)	2021	2020
Decrease in company-operated shops cost of sales (labor costs)	$(1,518)	$(178)
Decrease in total cost of sales	(1,540)	(181)
Increase in company-operated shops gross profit	1,518	178
Increase in company-operated shops segment contribution	1,518	178
Increase in total gross profit	1,540	181
Increase in total segment contribution	1,540	181
Decrease in selling, general and administrative expenses	(506)	(152)
Increase in income before income taxes	2,046	333
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Dutch Bros Inc.| Form 10-K | 133

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Disclosure controls and procedures can provide only reasonable assurance regarding the control objectives. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP and those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was not effective as of December 31, 2022 because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a
Dutch Bros Inc.| Form 10-K | 134

reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not have effective controls over change management of system configurations in two IT environments. As a result, process level automated controls that are dependent on the affected IT environments were ineffective because they could have been adversely impacted. Additionally, we did not have effectively designed controls over the accounting for breakage estimates related to our Dutch Rewards loyalty program.
These control deficiencies were the result of our risk assessment not identifying controls to address system changes, as well as changes in the timing of the expiration of points collected through our Dutch Rewards loyalty program.
While we did not identify any material misstatements to the consolidated financial statements, and there were no changes to previously released financial results arising from these material weaknesses, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this report, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included at the end of Part II, Item 9A of this Form 10-K.
Remediation Plans
Related to IT system change management issues, we plan to design and implement controls to ensure that all system changes to configurations within the IT environments are logged and approved.
Related to our Dutch Rewards breakage estimates, we have designed and implemented reconciliation and review controls to ensure that the accounting for breakage is complete and accurate.
Once controls are designed and implemented, the controls must be operating for a sufficient period of time and be tested by management to determine they are operating effectively in order to consider them remediated and conclude that the design is effective to address the control deficiencies.
In addition, we previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, a material weakness in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the Company. In response, our management has implemented the following remediation steps to address the previously disclosed material weakness:
•Hired additional full-time accounting subject matter experts with appropriate levels of experience, and augmented skills gaps with external experts;
•    Reallocated responsibilities across the accounting organization to ensure level of knowledge and experience are applied based on risk and complexity of transactions and tasks under review, as well as to establish appropriate segregation of duties;
•    Engaged a professional accounting services firm for technical support in critical areas regarding pronouncements and standards;
•    Established procedures to document review of manual journal entries and implemented application controls within the accounting system to ensure proper segregation of duties;
•    Established detailed accounting policies review to confirm alignment with GAAP. This review process identified the immaterial error related to historic sick leave pay accruals that should not have been recorded; and
Dutch Bros Inc.| Form 10-K | 135

•    Established an entity-wide risk assessment process which included documenting internal ownership of risk monitoring and mitigation efforts, risk monitoring activities, and regular reporting by internal audit to executive management and our Audit and Risk Committee of the board of directors on an appropriate frequency.
Based on the steps implemented, management concluded that we have remediated the previously disclosed material weakness during the year ended December 31, 2022.
Changes in Internal Control over Financial Reporting
As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than the identification of the material weaknesses noted above, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2022.
Inherent Limitations on the Effectiveness of Internal Control
Control systems, including ours, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Dutch Bros Inc.| Form 10-K | 136

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dutch Bros Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dutch Bros Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’/members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to ineffective controls over change management of system configurations in two information technology environments, resulting in ineffective process level automated controls dependent on the affected information technology environments, and ineffective controls over the accounting for breakage estimates related to the Dutch Rewards loyalty program have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Dutch Bros Inc.| Form 10-K | 137

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Portland, Oregon
February 27, 2023
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Dutch Bros Inc.| Form 10-K | 138

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in “Information about our Executive Officers” section in Part I, Item I of this Form 10-K.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website at https://investors.dutchbros.com/governance. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions for our Code of Business Conduct and Ethics on our website. The information contained on, or accessible from, our website is not part of this Form 10-K by reference or otherwise.
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022 (the 2023 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the “Security Ownership of Certain Beneficial Owners and Management” section of the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the “Transactions with Related Persons” section of the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is:
•Firm name: KPMG LLP
•Firm location: Portland, Oregon
•Auditor Firm ID: 185
The information required by this item will be included in the “Audit and Related Fees” section of the 2023 Proxy Statement and is incorporated herein by reference.
Dutch Bros Inc.| Form 10-K | 139

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40798	3.2	September 17, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-258988	4.1	September 7, 2021
4.2	Description of Capital Stock					X
10.1	Third Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated September 14, 2021.	8-K	001-40798	10.1	September 17, 2021
10.2	Tax Receivable Agreement (Reorganization), dated September 14, 2021.	8-K	001-40798	10.2	September 17, 2021
10.3	Tax Receivable Agreement (Exchanges), dated September 14, 2021.	8-K	001-40798	10.3	September 17, 2021
10.4	Registration Rights Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.4	September 17, 2021
10.5	Stockholders Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.5	September 17, 2021
10.6	Form of Director and Officer Indemnification Agreement.	S-1	333-258988	10.2	August 20, 2021
10.7†	2021 Equity Incentive Plan.	S-8	333-259618	99.1	September 17, 2021
10.8†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.8	September 7, 2021
10.9†	Form of RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.9	September 7, 2021
10.10†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.1	September 7, 2021
10.11†	Offer Letter by and between Jonathan Ricci and the Company dated November 23, 2021.	8-K	001-40798	10.1	December 1, 2021
10.12†	Offer Letter by and between Charles Jemley and the Company dated November 23, 2021.	8-K	001-40798	10.2	December 1, 2021
Dutch Bros Inc.| Form 10-K | 140

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13†	Offer Letter by and between Stephen Gillett and the Company dated November 5, 2021.	8-K	001-40798	10.1	December 15, 2021
10.14†	Offer Letter by and between Brian Maxwell and the Company dated November 23, 2021.	10-K	001-40798	10.15	March 11, 2022
10.15	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A., the Company, and the other parties listed therein, dated February 28, 2022.	10-K	001-40798	10.16	March 11, 2022
10.16†	Offer Letter by and between Ann M. Miller and the Company, dated August 12, 2022.	8-K	001-40798	10.1	August 22, 2022
10.17†	Offer Letter by and between Christine Barone and the Company, dated November 7, 2022.	8-K	001-40798	10.1	November 28, 2022
10.18†	Participation Agreement by and between Christine Barone and the Company, dated November 9, 2022.	8-K	001-40798	10.2	November 28, 2022
10.19†	Separation Letter Agreement, by and between John Graham and the Company, dated November 11, 2022.					X
21.1	Subsidiaries of Dutch Bros Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
Dutch Bros Inc.| Form 10-K | 141

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
_______________________
†    Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16. FORM 10-K SUMMARY
None.
Dutch Bros Inc.| Form 10-K | 142

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH BROS INC.

February 27, 2023	By:	/s/ JONATHAN RICCI
Date		Jonathan Ricci
Chief Executive Officer
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

Signature	Title	Date

/s/ JONATHAN RICCI	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Jonathan Ricci

/s/ TRAVIS BOERSMA	Executive Chairman	February 27, 2023
Travis Boersma

/s/ CHARLES L. JEMLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Charles L. Jemley

/s/ SHELLEY BROADER	Director	February 27, 2023
Shelley Broader

/s/ THOMAS DAVIS	Director	February 27, 2023
Thomas Davis

/s/ CHARLES ESSERMAN	Director	February 27, 2023
Charles Esserman

/s/ KATHRYN GEORGE	Director	February 27, 2023
Kathryn George

/s/ STEPHEN GILLETT	Director	February 27, 2023
Stephen Gillett

/s/ BLYTHE JACK	Director	February 27, 2023
Blythe Jack

/s/ ANN MILLER	Director	February 27, 2023
Ann Miller
Dutch Bros Inc.| Form 10-K | 143