Form 10-Q
period 2023-03-31
Dutch Bros Inc.
filed 2023-05-10
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of May 1, 2023, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	45,666,036
Class B common stock	64,699,136
Class C common stock	41,056,429
Class D common stock	12,411,419

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

TERM	DEFINITION
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Common Units	The Common Units of Dutch Bros OpCo, as defined in the Second LLC Agreement, issued and outstanding immediately prior to recapitalization.
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros PubCo	Dutch Bros Inc., a Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/M	A not meaningful percentage.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs	Each have the meaning set forth in NOTE 16 — Commitments and Contingencies to the condensed consolidated financial statements, included elsewhere in this Form 10-Q.
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
Dutch Bros Inc.| Form 10-Q | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are not historical facts, including those regarding the impact of inflation, increased minimum wages, and the conflict between Russia and Ukraine on our results of operations, supply chain, or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 27, 2023.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,296	$20,178
Accounts receivable, net	8,778	11,966
Inventories, net	43,957	39,229
Prepaid expenses and other current assets	14,283	10,949
Total current assets	81,314	82,322
Property and equipment, net	402,841	365,468
Finance lease right-of-use assets, net	288,560	247,943
Operating lease right-of-use assets, net	174,673	169,302
Intangibles, net	7,893	8,804
Goodwill	21,629	21,629
Deferred income tax assets, net	286,385	288,765
Other long-term assets	1,670	2,127
Total assets	$1,264,965	$1,186,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,092	$21,270
Accrued liabilities	28,363	27,452
Other current liabilities	7,299	7,860
Deferred revenue	21,815	25,335
Line of credit	150,978	110,865
Current portion of finance lease liabilities	8,129	7,971
Current portion of operating lease liabilities	9,536	9,317
Current portion of long-term debt	2,611	2,609
Total current liabilities	252,823	212,679
Deferred revenue, net of current portion	6,104	6,119
Tax receivable agreements liability, net of current portion	219,629	220,923
Finance lease liabilities, net of current portion	275,639	237,130
Operating lease liabilities, net of current portion	166,345	161,228
Long-term debt, net of current portion	95,714	96,297
Other long-term liabilities	8	8
Total liabilities	1,016,262	934,384
Commitments and contingencies (Note 16)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	March 31, 2023	December 31, 2022
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 45,666 and 45,544 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 41,056 and 41,056 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 12,411 and 12,411 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	148,873	145,613
Accumulated other comprehensive income	590	813
Accumulated deficit	(21,152)	(17,310)
Total stockholders' equity attributable to Dutch Bros Inc.	128,313	129,118
Non-controlling interests	120,390	122,858
Total equity	248,703	251,976
Total liabilities and equity	$1,264,965	$1,186,360
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands, except per share amounts; unaudited)	2023	2022
REVENUES
Company-operated shops	$173,164	$130,187
Franchising and other	24,103	21,969
Total revenues	197,267	152,156

COSTS AND EXPENSES
Cost of sales	151,523	121,167
Selling, general and administrative	45,976	45,214
Total costs and expenses	197,499	166,381

LOSS FROM OPERATIONS	(232)	(14,225)

OTHER EXPENSE
Interest expense, net	(7,886)	(2,489)
Other income	1,307	221
Total other expense	(6,579)	(2,268)

LOSS BEFORE INCOME TAXES	(6,811)	(16,493)
Income tax expense (benefit)	2,580	(214)
NET LOSS	$(9,391)	$(16,279)
Less: Net loss attributable to non-controlling interests	(5,549)	(11,332)
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(3,842)	$(4,947)
Net loss per share of Class A and Class D common stock:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	56,664	48,059
Diluted	56,664	48,059
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022
Net loss	$(9,391)	$(16,279)
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $80 and —, respectively	(824)	—
Comprehensive loss	(10,215)	(16,279)
Less: comprehensive loss attributable to non-controlling interests	(6,150)	(11,332)
Comprehensive loss attributable to Dutch Bros Inc.	$(4,065)	$(4,947)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net loss	—	—	—	—	—	—	—	—	—	—	(3,842)	(5,549)	(9,391)
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $80	—	—	—	—	—	—	—	—	(18)	(223)	—	(601)	(842)
Equity-based compensation expense	—	—	—	—	—	—	—	—	3,200	—	—	5,970	9,170
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	122	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Tax impact of other equity-based compensation transactions	—	—	—	—	—	—	—	—	(315)	—	—	—	(315)
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	1,054	—	—	(1,054)	—
Balance, March 31, 2023	45,666	$1	64,699	$1	41,056	$—	12,411	$—	$148,873	$590	$(21,152)	$120,390	$248,703

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)

Three Months Ended March 31, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	386	957	1,343
Net loss	—	—	—	—	—	—	—	—	—	(4,947)	(11,332)	(16,279)
Equity-based compensation	—	—	—	—	—	—	—	—	3,122	—	6,778	9,900
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	124	—	—	—	—	—	—	—	(1,145)	—	(2,755)	(3,900)
Tax impact of Tax Receivable Agreements and other equity transactions	—	—	—	—	—	—	—	—	8,657	—	—	8,657
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	4,828	—	(4,828)	—
Surrender and cancellation of Class C & D common stock	5,000	—	—	—	(3,620)	—	(1,379)	—	—	—	—	—
Balance, March 31, 2022	39,557	$—	64,699	$1	45,386	$1	14,062	$—	$122,655	$(17,240)	$108,033	$213,450
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(9,391)	$(16,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,779	9,182
Non-cash interest expense	182	147
(Gain) loss on disposal of assets	(232)	290
Equity-based compensation	9,170	9,900
Deferred income taxes	2,146	(511)
Remeasurement gain on TRAs	(1,294)	—
Non-cash operating leases	2,698	2,310
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,188	(2,226)
Inventories, net	(4,728)	(3,515)
Prepaid expenses and other current assets	(3,450)	2,904
Other long-term assets	(349)	1,158
Accounts payable	462	(132)
Accrued liabilities	(3,432)	(1,903)
Other current liabilities	(561)	(193)
Deferred revenue	(3,535)	332
Other long-term liabilities	—	(8)
Operating lease liabilities	(2,576)	(2,212)
Net cash provided by (used in) operating activities	3,077	(756)
Cash flows from investing activities:
Purchases of property and equipment	(43,283)	(39,982)
Proceeds from disposal of fixed assets	240	12
Acquisition of shops from franchisees	—	(6,051)
Net cash used in investing activities	(43,043)	(46,021)
Cash flows from financing activities:
Proceeds from line of credit	40,000	62,705
Payments on finance lease liabilities	(3,369)	(997)
Payments on long-term debt	(651)	(34)
Payments of debt issuance costs	—	(2,749)
Tax withholding payments upon vesting of equity awards	(1,896)	(3,900)
Net cash provided by financing activities	34,084	55,025
Net increase (decrease) in cash and cash equivalents	(5,882)	8,248
Cash and cash equivalents, beginning of period	20,178	18,506
Cash and cash equivalents, end of period	$14,296	$26,754
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$7,829	$2,054
Income taxes paid	1,030	130
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	13,434	1,959
Deferred offering costs accrued	—	250
Transfer between line of credit and term loan facility	—	100,000
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of March 31, 2023, there were 716 shops in operation in 14 U.S. states, of which 438 were company-operated and 278 were franchised.
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
As of March 31, 2023, the Company held 100.0% of the voting interest and 35.4% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 64.6% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s condensed consolidated financial statements as of March 31, 2023 and for the three months ended months ended March 31, 2023 and 2022 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the Company’s 2022 Form 10-K and as updated by this Form 10-Q.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements in the Company’s 2022 Form 10-K that includes additional information on critical accounting estimates, policies, and the methods and assumptions used in its estimates.
Significant Accounting Policies Updates
Advertising Expense
Advertising expense was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Advertising expense	$6,170	$7,624
Dutch Bros Inc.| Form 10-Q | 12

Recently Adopted Accounting Standard
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this standard effective January 1, 2023 did not have a material impact on its condensed consolidated financial statements.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended March 31,
(in thousands)	2023	2022
Company-operated shops	$173,164	$130,187
Franchising	22,645	20,773
Other	1,458	1,196
Total revenues	$197,267	$152,156
Deferred Revenue
Deferred revenue activity related to the Company’s loyalty and gift card programs was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$26,904	$22,765
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	78,711	53,107
Revenue recognized - gift card, loyalty app, and loyalty rewards redemptions, and breakage	(79,729)	(52,318)
Ending balance	25,886	23,554
Less: current portion	(21,754)	(20,959)
Deferred revenue, net of current portion, gift card and loyalty programs	$4,132	$2,595
Revenue recognized related to gift card redemptions that was included in deferred revenue as of the end of the previous years was $3.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. These amounts exclude cash loads and transactions for the Company’s loyalty rewards program.
Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:
Dutch Bros Inc.| Form 10-Q | 13

(in thousands)	March 31, 2023	December 31, 2022
Outstanding performance obligations	$(370)	$2,152
Initial unearned franchise fees from franchise partners	2,403	2,398
Total deferred revenue, excluding gift card and loyalty programs	2,033	4,550
Less: current portion	(61)	(2,587)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,972	$1,963
Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Earned franchise fees	$114	$156
Revenue recognized from earned franchise fees that was included in unearned revenue at the beginning of the year was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Future amortization of initial unearned franchise fees as of March 31, 2023 is as follows:

(in thousands)
Remainder of 2023	$329
2024	385
2025	331
2026	289
2027	244
Thereafter	825
Total	$2,403
NOTE 4 — Shop Acquisitions
During the three months ended March 31, 2023, the Company did not repurchase the franchise rights and assets of any shops from franchise partners.
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$24,721	$21,335
Finished goods	19,236	17,894
Total inventories	$43,957	$39,229
As of March 31, 2023 and December 31, 2022, reserves for inventories were $0.1 million and $0.1 million, respectively.
Dutch Bros Inc.| Form 10-Q | 14

NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			March 31, 2023	December 31, 2022
Software	3			$7,430	$7,430
Equipment and fixtures	3	—	7	110,309	93,908
Leasehold improvements	5	—	15	32,926	29,985
Buildings	10	—	20	177,921	158,250
Land	N/A			7,715	7,956
Aircraft [1]	N/A			9,195	9,195
Construction-in-progress [2]	N/A			139,280	131,240
Property and equipment, gross				484,776	437,964
Less: accumulated depreciation				(81,935)	(72,496)
Property and equipment, net				$402,841	$365,468
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of sales	$9,110	$7,568
Selling, general and administrative expenses	412	699
Total depreciation expense	$9,522	$8,267
No impairment charges were recognized for the three months ended March 31, 2023 and 2022.
NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	March 31, 2023	December 31, 2022
Reacquired franchise rights	3.4	$27,049	$27,049
Less: accumulated amortization		(19,156)	(18,245)
Intangibles, net		$7,893	$8,804
Dutch Bros Inc.| Form 10-Q | 15

Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of sales	$911	$915
The estimated future amortization expense of the reacquired franchise rights as of March 31, 2023 is as follows:

(in thousands)
Remainder of 2023	$2,478
2024	2,469
2025	1,435
2026	681
2027	383
Thereafter	447
Total	$7,893
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2022	$21,629
Business combinations	—
Balance, March 31, 2023	$21,629
No impairment charges were recognized for the three months ended March 31, 2023 and 2022.
NOTE 8 — Leases
Nature of Leases
The Company leases all of its domestic company-operated shops, warehouse facilities, most headquarters buildings, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2043.
The Company’s real estate leases consist of commercial ground leases (land only) and build-to-suit leases (land and building). Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options of five-years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. For operating leases, the Company recognizes straight-line lease expense over the lease term from the date the Company takes possession of the leased property. Lease expense incurred prior to lease commencement is included in the calculation of the right-of-use asset. Once a lease commences, the Company records lease expense in the Company’s condensed consolidated statements of operations. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability.
Dutch Bros Inc.| Form 10-Q | 16

The Company calculates right-of-use assets and lease liabilities based on the present value of the fixed lease payments, including any estimated lease incentives, at lease commencement using its incremental borrowing rate, which is established by a third party. The discount rate is equal to the rate the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
A summary of finance and operating lease right-of-use assets and lease liabilities as of March 31, 2023 is as follows:

(in thousands)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$288,560	$247,943
Operating leases	Operating lease right-of-use assets, net	174,673	169,302
Total right-of-use assets		$463,233	$417,245

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$8,129	$7,971
	Finance lease liabilities, net of current portion	275,639	237,130

Operating leases	Current portion of operating lease liabilities	9,536	9,317
	Operating lease liabilities, net of current portion	166,345	161,228
Total lease liabilities		$459,649	$415,646
The components of lease cost were as follows for the period presented:

		Three Months Ended March 31,
(in thousands)	Statement of Operations Classification	2023	2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$4,346	$2,194
Interest on lease liabilities	Interest expense	3,455	1,723
Total finance lease cost		7,801	3,917

Operating lease cost	Cost of sales	4,512	3,847

Variable lease cost	Cost of sales	1,378	493
Total lease cost		$13,691	$8,257
Dutch Bros Inc.| Form 10-Q | 17

Future minimum lease payments for finance and operating lease liabilities as of March 31, 2023 are as follows:

(in thousands)	Finance	Operating
Remainder of 2023	$17,009	$12,609
2024	24,278	16,663
2025	24,565	16,416
2026	24,853	16,256
2027	25,597	15,933
Thereafter	316,961	164,248
Total	$433,263	$242,125
Less: imputed interest	(149,495)	(66,244)
Present value of minimum lease payments	283,768	175,881
Less: current portion	(8,129)	(9,536)
Lease liabilities, net of current portion	$275,639	$166,345
A summary of lease terms and discount rates for finance and operating leases is as follows:

March 31, 2023
Weighted-average remaining lease term (years)
Finance leases	16.2
Operating leases	14.9

Weighted-average discount rate (percentages)
Finance leases	5.4%
Operating leases	4.3%
Supplemental cash flow information related to leases as of March 31, 2023 is as follows for the period presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,455	$1,723
Operating cash flows from operating leases	4,390	3,748
Financing cash flows from finance leases	3,369	997
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	42,036	64,954
Operating leases	7,912	157,249

Dutch Bros Inc.| Form 10-Q | 18

NOTE 9 — Debt
Credit Facility
On February 28, 2022 (the Effective Date), the Company amended its credit facility entered into on May 12, 2021 with JPMorgan Chase, N.A. (the Senior Secured Credit Facility). The amended facility (the 2022 Credit Facility) has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a delayed draw term loan facility of up to $150 million, and a term loan facility of up to $100 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility also contains an option allowing the Company to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
Upon entering into the 2022 Credit Facility in February 2022, the Company drew the full $100 million term loan facility and approximately $28 million in revolving loans, and the existing credit facility was repaid and terminated.
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
The Company is required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45% (depending on the Company’s maximum net lease-adjusted total leverage ratio) based on the (i) average daily unused portion of the revolving credit facility, and (ii) the daily undrawn amount of the delayed draw term loan facility. These fees are recorded as interest expense on the Company’s condensed consolidated statements of operations.
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
As of March 31, 2023, approximately $97.5 million and $152.7 million of principal amounts were outstanding on the term loan and revolving loans, respectively, and $97.3 million was available for borrowing on the revolving loans. The term loan bears interest at 7.31% and revolving loans bear interest at approximately 7.29% as of March 31, 2023. The Company was in compliance with its financial covenants as of that date.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:
Dutch Bros Inc.| Form 10-Q | 19

(in thousands)	March 31, 2023	December 31, 2022
Terms loan under credit facility	$97,500	$98,125
Finance obligation[1]	1,381	1,379
Unsecured note payable	498	524
Total debt	99,379	100,028
Less: loan origination fees	(1,054)	(1,122)
Less: current portion	(2,611)	(2,609)
Total long-term debt, net of current portion	$95,714	$96,297
_______________
1    Represents failed sale-leaseback arrangements under ASC 842.
Future annual maturities of long-term debt as of March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$1,958
2024	4,491
2025	6,998
2026	13,256
2027	71,295
Thereafter	1,381
Total	$99,379
NOTE 10 — Fair Value Measurements
The Company’s condensed consolidated financial statements include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of the Company’s variable-rate term loan and revolving loans approximate their carrying amounts; these debt instruments are designated as Level 2 within the fair value hierarchy. The Company’s cost of borrowing is variable and approximates current market rates.
The Company has an interest rate swap, which is required to be measured at fair value on a recurring basis. Designated as a Level 2 instrument within the fair value hierarchy, the interest rate swap as of March 31, 2023 had a fair value of $2.2 million, and is recorded as an asset on the Company’s condensed consolidated balance sheet.
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
NOTE 11 — Derivative Financial Instruments
From time to time, the Company may enter into interest rate swaps to fix a portion of interest expense. The Company does not enter into derivative instruments for any other purpose other than to manage its risks related to fluctuations in interest rates and does not engage in interest rate speculation using derivative instruments.
During 2022, the Company entered into a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A with respect to $70 million of the term loan under the 2022
Dutch Bros Inc.| Form 10-Q | 20

Credit Facility. The interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR rate plus an applicable margin. As of March 31, 2023, the one-month adjusted term SOFR rate was 4.81%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of March 31, 2023, the Company expects to reclassify a gain of approximately $1.3 million from AOCI to earnings within the next twelve months.
The fair value and effect of the derivative instrument included in the Company’s condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,341	$1,457
	Other long-term assets	901	1,706
Total derivative instrument designated as cash flow hedge		$2,242	$3,163

(in thousands)	Financial Statements Classification	Three Months Ended March 31, 2023
Derivative instrument designated as cash flow hedge:
Loss recognized in other comprehensive income before reclassifications	Statement of Comprehensive Loss	$(571)
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statement of Operations - Interest expense, net	$(333)
Income tax benefit	Statement of Operations - Income tax benefit	$80
For additional information related to the Company’s derivative, see NOTE 10 — Fair Value Measurements.
NOTE 12 — Income Taxes

	Three Months Ended March 31,
(in thousands)	2023	2022
Income tax expense (benefit)	$2,580	$(214)
Effective tax rate	(37.9)%	1.3%
Three Months Ended March 31, 2023 v. 2022
The increase in tax expense was primarily driven by state taxes and adjustments to the outside basis differences as a result of stock-based compensation vested in the quarter.
Dutch Bros Inc.| Form 10-Q | 21

NOTE 13 — Equity and Equity-Based Compensation
Equity Awards
As of March 31, 2023, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2022	2,667	$23.00
Vested	(1,263)	23.00
Forfeitures	(8)	23.00
Balance, March 31, 2023	1,396	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2022	583	$44.34
New grants	381	31.99
Vested	(200)	43.50
Forfeitures	(149)	43.62
Balance, March 31, 2023	615	$37.13
Total release date fair value of vested restricted stock awards and units for the three months ended March 31, 2023 and 2022 are presented below.

(in thousands, except per share amounts)	Three Months Ended March 31, 2023	Weighted-average vest date fair value per share	Three Months Ended March 31, 2022	Weighted-average vest date fair value per share
Restricted stock awards	$34,293	$27.15	$66,187	$52.42
Restricted stock units	5,441	27.22	10,406	52.45
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Selling, general, and administrative expenses	$9,170	$9,900
Dutch Bros Inc.| Form 10-Q | 22

As of March 31, 2023, total unrecognized stock-based compensation related to unvested stock awards was $42.8 million, which will be recognized as follows:

(in thousands)
Remainder of 2023	$29,862
2024	7,490
2025	4,790
2026	666
Total unrecognized stock-based compensation	$42,808
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	March 31, 2023
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	58,077	35.4%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	105,756	64.6%
Total Dutch Bros OpCo Class A common units outstanding	163,833	100.0%
_________________
1    Includes approximately 1.4 million Dutch Bros OpCo Class A common units related to unvested restricted stock awards held by former Profits Interest Units holders. These Dutch Bros OpCo Class A common units are excluded from non-controlling interest calculations.
Dutch Bros Inc.| Form 10-Q | 23

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net loss attributable to Dutch Bros Inc.	$(3,842)	$(4,947)
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax expense	(223)	—
Transfers from (to) non-controlling interests:
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	386
Increase in additional paid-in capital as a result of equity-based compensation	3,200	3,122
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(661)	(1,145)
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	1,054	4,828
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$(472)	$2,244
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Weighted-average ownership percentage	65.1%	70.1%
NOTE 15 — Loss Per Share
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
Dutch Bros Inc.| Form 10-Q | 24

The following tables set forth the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock for the periods presented.

	Three Months Ended March 31,
(in thousands)	2023	2022
Numerator:
Net loss	$(9,391)	$(16,279)
Less: Net loss attributable to non-controlling interests	(5,549)	(11,332)
Net loss attributable to Dutch Bros Inc.	$(3,842)	$(4,947)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to Dutch Bros Inc.	$(3,842)	$(4,947)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	56,664	48,059
Weighted-average number of shares of Class A and Class D common stock outstanding - diluted	56,664	48,059

Basic net loss per share attributable to common stockholders	$(0.07)	$(0.10)
Diluted net loss per share attributable to common stockholders	$(0.07)	$(0.10)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C common stock under the two-class method has not been presented.
The following common stock equivalents were excluded from diluted loss per share in the periods presented because they were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2023	2022
Restricted stock awards	1,396	2,737
Restricted stock units	615	542
Total anti-dilutive securities	2,011	3,279
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
Dutch Bros Inc.| Form 10-Q | 25

Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of March 31, 2023 and December 31, 2022, the Company had guaranteed approximately $1.5 million and $1.6 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Any claim, proceeding or litigation has an element of uncertainty, and an unfavorable outcome may have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros PubCo and certain of its executive officers for alleged violations of U.S. federal securities laws. The plaintiff purports to bring claims on behalf of a class of acquirers of Dutch Bros PubCo securities between March 1, 2022 and May 11, 2022, and generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The plaintiff seeks compensatory damages for all affected members of the purported class. The Company believes these claims are without merit and intends to vigorously defend this lawsuit. Given the nature of the case, including that the proceeding is in its early stages, the Company is unable to predict the ultimate outcome of this case or estimate the range of potential loss, if any.
Liabilities Under Tax Receivable Agreements
Under the TRAs, the Company is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of March 31, 2023, the Company recognized $219.6 million of liabilities related to its obligations under the TRAs.
Dutch Bros Inc.| Form 10-Q | 26

NOTE 17 — Related Party Transactions
The Company’s donations to the Dutch Bros Foundation (Foundation), a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) serve on the board of directors, were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Donations to Dutch Bros Foundation	$63	$1,373
For the three months ended March 31, 2023, the Company and Foundation focused on local community givebacks.
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
No changes have been made to the Company’s segments during the three months ended March 31, 2023. In addition, no customer represented 10% or more of total revenue for the three months ended March 31, 2023 and 2022
Dutch Bros Inc.| Form 10-Q | 27

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
Company-operated shops	$173,164	$130,187
Franchising and other	24,103	21,969
Total revenues	197,267	152,156
Cost of sales:
Company-operated shops	144,292	113,548
Franchising and other	7,231	7,619
Total cost of sales	151,523	121,167
Segment contribution:
Company-operated shops	41,873	23,779
Franchising and other	18,233	15,692
Total segment contribution	$60,106	$39,471
Depreciation and amortization:
Company-operated shops	13,001	7,140
Franchising and other	1,361	1,342
Total depreciation and amortization	14,362	8,482
Selling, general and administrative	(45,976)	(45,214)
Interest expense, net	(7,886)	(2,489)
Other income	1,307	221
Loss before income taxes	$(6,811)	$(16,493)
Dutch Bros Inc.| Form 10-Q | 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document includes forward looking statements that involve risks, uncertainties, and assumptions. You should carefully read the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
As of March 31, 2023, we had 716 company-operated and franchised shops in 14 states, an increase of approximately 25.2% from the same period in the prior year. For the three months ended March 31, 2023, we generated $197.3 million of revenue, $9.4 million net loss, and $0.07 loss per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 29

Key Highlights
•Welcomed Christine Barone as President of Dutch Bros in February 2023.
•Opened 42 company-operated shops across multiple new operating areas in the three months ended March 31, 2023, an increase of 41.3% over the same period in 2022, bringing total company-operated shops to 61.2% of our total shops.
•Raised more than $0.9 million in the three months ended March 31, 2023 for our company-wide give back day, Dutch Luv, that supports local organizations to help feed the communities where we operate.
Impact of Global Events
Inflation and Minimum Wage Increases
Similar to many of our peers in our industry, we continued to experience the effects of current commodities inflation, including in dairy, coffee, fuel, and packaging, and continuing legislated minimum wage increases that took effect this year in certain states. We expect these inflationary pressures to continue to affect our operating results in the foreseeable future. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. A continued economic downturn may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future have less money for discretionary purchases and may stop or reduce their purchases of our products.
On a macro level, conditions (including bank failures and other events affecting financial institutions, the impact of COVID-19, and the impact of the Russia-Ukraine war) have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not believe any potential impacts of these macroeconomic conditions to be material to our business.

Dutch Bros Inc.| Form 10-Q | 30

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022
REVENUES
Company-operated shops	$173,164	$130,187
Franchising and other	24,103	21,969
Total revenues	197,267	152,156

COSTS AND EXPENSES
Cost of sales	151,523	121,167
Selling, general and administrative	45,976	45,214
Total costs and expenses	197,499	166,381

LOSS FROM OPERATIONS	(232)	(14,225)

OTHER EXPENSE
Interest expense, net	(7,886)	(2,489)
Other income	1,307	221
Total other expense	(6,579)	(2,268)

LOSS BEFORE INCOME TAXES	(6,811)	(16,493)
Income tax expense (benefit)	2,580	(214)
NET LOSS	(9,391)	(16,279)
Less: Net loss attributable to non-controlling interests	(5,549)	(11,332)
NET LOSS ATTRIBUTABLE TO DUTCH BROS INC.	$(3,842)	$(4,947)
Dutch Bros Inc.| Form 10-Q | 31

Segment Financials

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022
Revenues:
Company-operated shops	$173,164	$130,187
Franchising and other	24,103	21,969
Total revenues	197,267	152,156
Cost of sales:
Company-operated shops	144,292	113,548
Franchising and other	7,231	7,619
Total cost of sales	151,523	121,167
Segment gross profit:
Company-operated shops	28,872	16,639
Franchising and other	16,872	14,350
Total gross profit	45,744	30,989
Depreciation and amortization:
Company-operated shops	13,001	7,140
Franchising and other	1,361	1,342
All other	417	700
Total depreciation and amortization	$14,779	$9,182
Segment contribution:
Company-operated shops	41,873	23,779
Franchising and other	18,233	15,692
Total segment contribution	$60,106	$39,471
Selling, general and administrative	(45,976)	(45,214)
Interest expense, net	(7,886)	(2,489)
Other income	1,307	221
Loss before income taxes	$(6,811)	$(16,493)
Dutch Bros Inc.| Form 10-Q | 32

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended March 31,
(in thousands, except shop count data; unaudited)	2023	2022
Shop count, beginning of period
Company-operated	396	271
Franchised	275	267
Total shop count	671	538
Company-operated new openings	42	34
Franchised new openings	3	—
Acquisition of franchise shops	—	5
Shop count, end of period
Company-operated	438	310
Franchised	278	262
Total shop count	716	572

Systemwide AUV [1]	$1,916	$1,892
Company-operated shops AUV [1]	$1,879	$1,829

Systemwide same shop sales [2,3]	(2.0)%	6.0%
Company-operated same shop sales [2]	(3.5)%	5.1%

Systemwide sales [3]	$302,782	$254,565
Company-operated operating weeks [4]	5,322	3,764
Franchising and other operating weeks [4]	3,546	3,363

Dutch Rewards member registrations [5]	494	489

	Three Months Ended March 31,
	2023		2022 ⁷
(in thousands; unaudited)	$	%	$	%
Company-operated shop revenues	173,164	100.0	130,187	100.0
Company-operated shop gross profit	28,872	16.7	16,639	12.8
Company-operated shop contribution [6]	41,873	24.2	23,779	18.3
Selling, general, and administrative expenses	45,976	23.3	45,214	29.7
Adjusted selling, general, and administrative expenses [6]	36,656	18.6	31,680	20.8
Net loss	(9,391)	(4.8)	(16,279)	(10.7)
Adjusted EBITDA [6]	23,880	12.1	9,662	6.4
Dutch Bros Inc.| Form 10-Q | 33

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
2    Same shop sales reflects the change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended March 31,
(unaudited)	2023	2022
Systemwide shop base	503	414
Company-operated shop base	246	173
3    Systemwide sales and systemwide same shop sales are operating measures that include sales at company-operated shops and sales at franchised shops during the comparable periods presented. Franchise sales represent sales at all franchise shops and are revenues to our franchise partners. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
4    Company-operated and franchise shops operating weeks are calculated based on the number operating days for the shop base and dividing by 7. Our shop base is defined as shops opened as of the period end date. The operating weeks calculations, reflect re-acquired franchises through 2022. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
5    Dutch Rewards, a digitally-based rewards program available exclusively through the Dutch Rewards mobile app, was launched February 2021. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards mobile app and future promotional plans.
6    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended March 31,
	2023		2022
(in thousands; unaudited)	$	%	$	%
Company-operated shop revenues	173,164	100.0	130,187	100.0

Beverage, food, and packaging costs	48,952	28.3	35,622	27.4
Labor costs	48,549	28.0	41,761	32.0
Occupancy and other costs	30,559	17.6	23,003	17.7
Pre-opening costs	3,231	1.9	6,022	4.6
Depreciation and amortization	13,001	7.5	7,140	5.5
Company-operated shop costs and expenses	144,292	83.3	113,548	87.2

Company-operated shop gross profit	28,872	16.7	16,639	12.8
Company-operated shop contribution [1]	41,873	24.2	23,779	18.3
Dutch Bros Inc.| Form 10-Q | 34

_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Company-operated shop revenues	$173,164	$130,187	$42,977	33.0%
Three Months Ended March 31, 2023 v. 2022
The Company-operated shop revenue increase was driven by the following:
+    $45.5 million from company-operated shops opened during 2023 and 2022.
-    $3.8 million from decline in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 246 company-operated shops was included in the comparable shop base.
_________________
1    The comparable shop bases were 173 and 246 for the three months ended March 31, 2022, and 2023, respectively. The comparable shop base includes mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Beverage, food and packaging costs	$48,952	$35,622	$13,330	37.4%
As a percentage of company-operated shop revenues	28.3%	27.4%	N/A	90 bps
Three Months Ended March 31, 2023 v. 2022
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$10,619	N/A
Ingredient costs	3,466	200
Volume	(1,858)	N/A
Pricing impacts	N/A	(170)
Other	1,103	60
Total change	$13,330	90
Dutch Bros Inc.| Form 10-Q | 35

Labor Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Labor costs	$48,549	$41,761	$6,788	16.3%
As a percentage of company-operated shop revenues	28.0%	32.0%	N/A	(400) bps
Three Months Ended March 31, 2023 v. 2022
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$12,654	N/A
Staffing management	(3,121)	(180)
Volume	(2,213)	N/A
Leverage/deleverage	N/A	(20)
Pricing impacts	N/A	(170)
Other	(532)	(30)
Total change	$6,788	(400)
Occupancy and Other Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Occupancy and other costs	$30,559	$23,003	$7,556	32.8%
As a percentage of company-operated shop revenues	17.6%	17.7%	N/A	(10) bps
Three Months Ended March 31, 2023 v. 2022
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$6,991	N/A
Leverage/deleverage	N/A	70
Pricing impacts	N/A	(110)
Other	565	30
Total change	$7,556	(10)
Pre-opening Costs

	Three Months Ended March 31,
(in thousands, except shop data; unaudited)	2023	2022	2023 v. 2022
Pre-opening costs	$3,231	$6,022	$(2,791)	(46.3)%
As a percentage of company-operated shop revenues	1.9%	4.6%	N/A	(270) bps
New company-operated shops opened	42	34	8	23.5%
Pre-opening costs per new company-operated shop	$77	$177	$(100)	(56.5)%
Dutch Bros Inc.| Form 10-Q | 36

Three Months Ended March 31, 2023 v. 2022
The decrease in pre-opening costs was primarily driven by opening a higher proportion of shops in existing markets, which do not require as much support, in the three months ended March 31, 2023 as compared to the same period in 2022.
Depreciation and Amortization

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Depreciation and amortization	$13,001	$7,140	$5,861	82.1%
As a percentage of company-operated shop revenues	7.5%	5.5%	N/A	200 bps
Three Months Ended March 31, 2023 v. 2022
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2023 and 2022.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Company-operated shop gross profit	$28,872	$16,639	$12,233	73.5%
As a percentage of company-operated shop revenues	16.7%	12.8%	N/A	390 bps
Company-operated shop contribution [1]	$41,873	$23,779	$18,094	76.1%
As a percentage of company-operated shop revenues	24.2%	18.3%	N/A	590 bps
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three Months Ended March 31, 2023 v. 2022
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(unaudited)	BPS
Ingredient costs	(200)
Shop operating costs	(30)
Labor costs	180
Costs increases	(50)
Menu prices	520
Pre-opening costs	270
New shop related items	270
Leverage (deleverage)	(240)
Other	(110)
Total change in Company-operated shop gross profit	390
Depreciation and amortization	200
Total change in Company-operated shop contribution	590
Dutch Bros Inc.| Form 10-Q | 37

Franchising and Other Segment Performance

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Franchising and other revenue	$24,103	$21,969	$2,134	9.7%
Franchising and other gross profit	$16,872	$14,350	$2,522	17.6%
As a percentage of franchising and other revenue	70.0%	65.3%	N/A	470 bps
Three Months Ended March 31, 2023 v. 2022
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $2.1 million primarily from products sold to franchisees, net of costs.
+    $0.5 million from shop weeks, driven by shop openings during the period.
-    $0.1 million from same shop sales.
Selling, General, and Administrative

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Selling, General and Administrative	$45,976	$45,214	$762	1.7%
As a percentage of total revenues	23.3%	29.7%	N/A	N/M
Three Months Ended March 31, 2023 v. 2022
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $5.0 million from investments in human capital, processes, and systems to support our revenue growth.
-    $2.4 million or 120 bps from prior year company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
-    $1.2 million or 60 bps from prior year write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 pandemic as a substitute for in person engagement practices pre-pandemic. The platform was determined ineffective, particularly as we shifted back to in person engagement and easing of restrictions related to the COVID-19 pandemic.
-    $0.7 million or 40 bps from lower equity-based compensation charges.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses by 220 bps to be 27.5% of revenue. However, leverage from revenue growth reduces that percentage by 420 bps to be 23.3% of revenue.
Dutch Bros Inc.| Form 10-Q | 38

Other Expense

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Interest expense on finance leases	$(3,455)	$(1,719)	$(1,736)	101.0%
Other interest expense, net	(4,431)	(770)	(3,661)	475.5%
Interest expense, net	$(7,886)	$(2,489)	$(5,397)	216.8%
Other income	1,307	221	1,086	N/M
Total other expense	$(6,579)	$(2,268)	$(4,311)	190.1%
Three Months Ended March 31, 2023 v. 2022
The increase in interest expense, net was primarily driven by increased borrowings and higher interest rates associated with our credit facility, and additional finance leases for new shop builds.
The increase in other income was primarily driven by the recognition of a remeasurement gain related to the TRAs liability.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Income tax expense (benefit)	$2,580	$(214)	$2,794	(1305.6)%
Effective tax rate	(37.9)%	1.3%	N/A	N/M
Three Months Ended March 31, 2023 v. 2022
The increase in tax expense was primarily driven by state taxes and adjustments to the outside basis differences as a result of stock-based compensation vested in the quarter.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $14.3 million and $20.2 million as of March 31, 2023 and December 31, 2022, respectively.
For the three months ended March 31, 2023, our principal sources of liquidity were cash flows from our revolving credit facility and operations. Our principal uses of liquidity for the three months ended March 31, 2023 were to fund our new shop builds and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Net cash provided by (used in) operating activities	$3,077	$(756)	$3,833	N/M
Net cash used in investing activities	(43,043)	(46,021)	2,978	(6.5)
Net cash provided by financing activities	34,084	55,025	(20,941)	(38.1)%
Net increase (decrease) in cash and cash equivalents	$(5,882)	$8,248	$(14,130)	(171.3)%
Cash and cash equivalents at beginning of period	20,178	18,506	1,672	9.0
Cash and cash equivalents at end of period	$14,296	$26,754	$(12,458)	(46.6)%
Dutch Bros Inc.| Form 10-Q | 39

Operating Activities
The increase in operating activities cash flows was primarily driven by:
+    Efficiencies with new shop openings.
Investing Activities
The decrease in investing activities cash outflows was primarily driven by:
-    Shop acquisitions in the prior year compared to no acquisitions in the current quarter.
+    Investment in capital expenditures as a result of new company-operated shop openings.
Financing Activities
The decrease in financing activities cash flows was primarily driven by:
-    Net proceeds from our credit facilities.
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
As of March 31, 2023, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2022:
•Operating lease liabilities — increased approximately $9 million from newly commenced leases.
•Finance lease liabilities — increased approximately $63 million from newly commenced leases.
•Debt obligations — increased approximately $39 million on a net basis primarily due to borrowings on our 2022 Credit Facility.
Credit Facility
JP Morgan Credit Facility
On February 28, 2022 (the Effective Date), we amended our Senior Secured Credit Facility with JPMorgan Chase, N.A. The 2022 Credit Facility has a total capacity of $500 million, consisting of a $250 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $150 million. The revolving credit facility includes sub-limits for issuance of letters of credit and swing line loans of up to $50 million and $15 million, respectively. It also contains an option allowing Dutch Bros PubCo to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. The 2022 Credit Facility expires five years after the Effective Date.
Upon entering into the 2022 Credit Facility, we drew a $100 million term loan and approximately $28 million in revolving loans, and the existing credit facility was repaid and terminated.
Dutch Bros Inc.| Form 10-Q | 40

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
Critical Accounting Estimates
The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position and the results that we report in our condensed consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
There have been no material changes to our critical accounting estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.
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
Dutch Bros Inc.| Form 10-Q | 41

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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions costs, and (gain) loss on the remeasurement of the liability related to the TRAs. Adjusted EBITDA in dollars (as defined), taken as a percentage of total revenue.
Usefulness to management and investors
These non-GAAP measures are supplemental operating performance measures we believe facilitate comparisons to historical performance and competitors’ operating results. We believe these non-GAAP measures presented provide investors with a supplemental view of our operating performance that facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance.
Adjusted selling, general, and administrative (in dollars and as a percentage of revenue)
Definition and/or calculation
Selling, general, and administrative expenses, excluding equity-based compensation expense, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, and executive transitions costs.
Usefulness to management and investors
This non-GAAP measure is used as a supplemental measure of operating performance that we believe is useful to evaluate our performance period over period and relative to our competitors. We believe the non-GAAP measure presented provides investors with a supplemental view of our operating performance that facilitates analysis and comparisons of our ongoing business operations because it excludes items that may not be indicative of our ongoing operating performance.
Non-GAAP adjustments
Below are the definitions of the non-GAAP adjustments that are used in the calculation of our non-GAAP measures, as described above.
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, restricted stock awards and restricted stock units in Dutch Bros PubCo and/or Profit Interest Units in Dutch Bros OpCo to certain eligible employees.
Dutch Bros Inc.| Form 10-Q | 42

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
TRAs remeasurements
(Gain) loss impacts on condensed consolidated statements of operations related to adjustments of our TRAs liabilities.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended March 31,
	2023		2022
(in thousands; unaudited)	$	%	$	%
Company-operated shop gross profit	28,872	16.7	16,639	12.8
Depreciation and amortization	13,001	7.5	7,140	5.5
Company-operated shop contribution	41,873	24.2	23,779	18.3
Dutch Bros Inc.| Form 10-Q | 43

	Three Months Ended March 31,
	2023		2022
(in thousands; unaudited)	$	%	$	%
Net loss	(9,391)	(4.8)	(16,279)	(10.7)
Depreciation and amortization	14,779	7.5	9,182	6.0
Interest expense, net	7,886	4.0	2,489	1.6
Income tax expense (benefit)	2,580	1.3	(214)	(0.1)
EBITDA	15,854	8.0	(4,822)	(3.2)
Equity-based compensation	9,170	4.6	9,900	6.5
COVID-19: Thank You pay and catastrophic leave	—	—	950	0.7
COVID-19: prepaid costs not utilized	—	—	1,200	0.8
Milestone events	—	—	2,434	1.6
Executives transition costs	150	0.1	—	—
TRAs remeasurement	(1,294)	(0.6)	—	—
Adjusted EBITDA	23,880	12.1	9,662	6.4

	Three Months Ended March 31,
	2023		2022
(in thousands; unaudited)	$	%	$	%
Selling, general, and administrative [1]	45,976	23.3	45,214	29.7
Equity-based compensation	(9,170)	(4.6)	(9,900)	(6.5)
COVID-19: prepaid costs not utilized	—	—	(1,200)	(0.8)
Milestone events	—	—	(2,434)	(1.6)
Executives transition costs	(150)	(0.1)	—	—
Adjusted selling, general, and administrative	36,656	18.6	31,680	20.8
_________________
1    Selling, general, and administrative expenses include depreciation and amortization.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing, as we experienced during the three months ended March 31, 2023, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Dutch Bros Inc.| Form 10-Q | 44

Labor Costs
We have experienced minimum wage increases, which increases directly affect our labor costs, and other upward pressure on wage rates in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of March 31, 2023, we employed approximately 14,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of March 31, 2023, $97.5 million and $152.7 million were outstanding on our term loan and revolving loans, respectively. A hypothetical increase of interest rates up to 1% on our outstanding term and revolving loans as of March 31, 2023 would result in an increase in our annual interest expense of approximately $2.5 million, excluding any potential impacts of interest rate swaps.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supplies, energy costs, labor costs, and construction costs of company-operated shops. Increases in the minimum wage requirements directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the total cost to build our shops is impacted by inflation. Specifically, increases in sitework and permitting, construction materials, labor, and equipment may increase our overall development costs and capital expenditures, and potentially result in higher rent expenses of new shops. We continue to encounter current commodity inflation, known or pending legislation that will increase minimum wages in certain states, and labor market forces that at times may cause us to increase wages in order to adequately staff our shops. We expect these to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset these pressures. Price increases and other inflationary pressures may lead to decreases in consumer demand.
Dutch Bros Inc.| Form 10-Q | 45

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023. Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
We previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses in our internal control over financial reporting related to: (1) IT system change management issues, including lack of approvals for system configurations within IT environments; and (2) our Dutch Rewards breakage estimates, including the completeness and accuracy of the accounting for breakage. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Notwithstanding the previously identified material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Remediation Efforts
The following remedial actions have been taken as of March 31, 2023:
▪Purchased and implemented a software tool designed to facilitate the logging of system changes.
▪Commenced review of the organizational structure supporting systems administration. Recommendations arising from this review will help ensure that we have the necessary expertise and experience to oversee system change management protocols and controls.
▪Launched a review of system change control design with the assistance of third party consultants. Recommendations arising from this review will help ensure that all system changes to configurations within the IT environments are logged and approved.
Dutch Bros Inc.| Form 10-Q | 46

•Designed and implemented reconciliation and review controls to ensure that the accounting for breakage is complete and accurate.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of March 31, 2023, and therefore have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
Other than as disclosed, there have been no changes during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 47

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
Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros PubCo and certain of its executive officers for alleged violations of U.S. federal securities laws. The plaintiff purports to bring claims on behalf of a class of acquirers of Dutch Bros PubCo securities between March 1, 2022 and May 11, 2022, and generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The plaintiff seeks compensatory damages for all affected members of the purported class. The Company believes these claims are without merit and intends to vigorously defend this lawsuit. Given the nature of the case, including that the proceeding is in its early stages, the Company is unable to predict the ultimate outcome of this case or estimate the range of potential loss, if any.
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
Dutch Bros Inc.| Form 10-Q | 48

•Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
•Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
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
Dutch Bros Inc.| Form 10-Q | 49

Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” our consolidated financial statements and related notes in this Form 10-Q, before making an investment decision. If any of the risks and uncertainties described below occur, it could have a material adverse impact on our business, reputation, financial position, results of operations or cash flows, and the trading price of our Class A common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, reputation, financial condition, results of operations or cash flows, or the trading price of our Class A common stock. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, are set forth below and are unchanged substantively as of the date of this filing, except for those risks designated by an asterisk (*).
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
Dutch Bros Inc.| Form 10-Q | 50

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
Dutch Bros Inc.| Form 10-Q | 51

*Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of March 31, 2023, Dutch Bros had 716 shops across 14 states, of which 438 were company-operated and 278 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the three months ended March 31, 2023, we opened 42 new company-operated shops, across 9 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-Q | 52

*New shops, once opened, may not be profitable or may close, and the increases in average per shop revenue and comparable sales that we have experienced in the past may not be indicative of future results.
We plan to continue to open additional company-operated Dutch Bros shops in markets, including in markets where we have little or no operating experience. The target customer base of our shops varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics, and geography. Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings, which is subject to a number of factors, many of which are outside of our control, including landlord delays, delays due to scarcity of construction labor, associated pre-opening costs, and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We have typically incurred the most significant portion of pre-opening expenses associated with a given shop within the three months preceding the opening of the shop. Due to the impact of inflation and other factors, we are experiencing increased costs in connection with new shops. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new shops commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a material adverse impact on our profitability.
Some of Dutch Bros’ shops open with an initial start-up period of higher than normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new shops stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, we do not expect our AUV and comparable sales to continue to increase at the rates achieved over the past several years. Our ability to operate new shops profitably and increase average shop revenue and comparable shop sales will depend on many factors, some of which are beyond our control, including:
•consumer awareness and understanding of the Dutch Bros brand;
•general economic conditions, such as inflation, which can affect shop traffic, local labor costs, and prices we pay for the beverage and other supplies we use;
•consumption patterns and beverage preferences that differ from region to region;
•changes in consumer preferences and discretionary spending, which we have seen impacted recently by factors such as inflation;
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
Dutch Bros Inc.| Form 10-Q | 53

•other unanticipated increases in costs, including costs of construction materials and trade labor, any of which could give rise to delays or cost overruns.
If our new shops do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average shop revenue could harm our business.
Additionally, opening new shops in existing markets may negatively impact sales at our, and our franchise partners’, existing shops, even if it increases overall AUV in a region. The consumer target area of our shops varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. Our core business strategy anticipates achieving an ideal AUV through multiple mid-volume shops in a single region to infill and reduce the number of high-volume shops in order to provide continued efficient service. However, existing shops could also make it more difficult to build our and our franchise partners’ consumer base for a new shop in the same market. Sales transfer between our shops may become significant in the future as we continue to expand our operations, and we expect it will have an impact on our sales growth, which could, in turn, harm our business.
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
*Our failure to manage our growth effectively could harm our business and operating results.
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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and customer demand. Additionally, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and broistas, particularly in new markets which may require significant capital expenditures.
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
Dutch Bros Inc.| Form 10-Q | 54

We may, from time to time, be faced with negative publicity, regardless of its accuracy, relating to: beverage quality; pricing; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ or franchise partners’ food processing, employment practices, and other policies, practices and procedures; or employee relationships and welfare; the appearance of our shops on third-party delivery platforms that may contain inaccurate menu pricing and extended delivery times; or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are determined to be responsible. In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
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
Dutch Bros Inc.| Form 10-Q | 55

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
As of March 31, 2023, approximately 39% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-Q | 56

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
As of March 31, 2023, our company-operated and franchised shops in the Western United States represent approximately 80% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed the town of Surprise, California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
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
Dutch Bros Inc.| Form 10-Q | 57

impact on our business and our profitability. For example, in 2005, our roasting facility burned and our costs increased as we replaced these operations by purchasing coffee from other roasters and paying for contract roasting to cover for the shortage in our own supply, and in 2021, there were global delays in shipping due in part to the COVID-19 pandemic.
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 25% of our systemwide net sales in the three months ended March 31, 2023. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
*Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee continued to increase significantly during the three months ended March 31, 2023. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, the cost of dairy products remained elevated during the three months ended March
Dutch Bros Inc.| Form 10-Q | 58

31, 2023. If these increased dairy costs are sustained or further increased, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins.
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
Dutch Bros Inc.| Form 10-Q | 59

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
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, personnel misconduct or error,
Dutch Bros Inc.| Form 10-Q | 60

denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent.
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
Dutch Bros Inc.| Form 10-Q | 61

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
Dutch Bros Inc.| Form 10-Q | 62

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
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates and continued economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Dutch Bros Inc.| Form 10-Q | 63

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
Dutch Bros Inc.| Form 10-Q | 64

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
Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met, and our employees may not always act professionally, responsibly, and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could negatively affect our brand and reduce our sales.
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
Dutch Bros Inc.| Form 10-Q | 65

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
Dutch Bros Inc.| Form 10-Q | 66

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state, and local level, such as the California Fast Food Accountability and Standards Recovery Act, passed in September 2022, which would create a council to establish, among other things, minimum wages in the broadly-defined fast food industry, the implementation of which has been temporarily halted by a court order pending the results of a California voter referendum scheduled for November 2024. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, this is likely to result in lower revenue, and may also reduce margins.
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
Dutch Bros Inc.| Form 10-Q | 67

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
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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
Dutch Bros Inc.| Form 10-Q | 68

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
The COVID-19 pandemic is ongoing, and we may be made subject to additional burdensome employment and health and safety laws and regulations passed or adopted by legislatures and regulators in an effort to mitigate its effects. Any future pandemics could have similar impacts.
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
Dutch Bros Inc.| Form 10-Q | 69

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
Dutch Bros Inc.| Form 10-Q | 70

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
Dutch Bros Inc.| Form 10-Q | 71

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
Dutch Bros Inc.| Form 10-Q | 72

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
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros PubCo and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have also been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages.
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
Dutch Bros Inc.| Form 10-Q | 73

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
Dutch Bros Inc.| Form 10-Q | 74

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
Dutch Bros Inc.| Form 10-Q | 75

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
Dutch Bros Inc.| Form 10-Q | 76

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
Dutch Bros Inc.| Form 10-Q | 77

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
Dutch Bros Inc.| Form 10-Q | 78

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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with financing our business operations and growth, to repay debt, or for acquisitions, investments, or otherwise (including pursuant to the redemption of Dutch Bros OpCo Class A common units from our Continuing Members). Additional issuances of our stock will result in dilution to existing holders of our stock. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
In particular, following the issuance of shares of Class A common stock in connection with the redemption of Dutch Bros OpCo Class A common units from our Continuing Members and the related cancellation of shares of our Class B common stock or Class C common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock.
*The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
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
Dutch Bros Inc.| Form 10-Q | 79

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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros PubCo and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. This litigation, and other litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Dutch Bros Inc.| Form 10-Q | 80

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
Certain affiliates of our Co-Founder beneficially own approximately 75.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 18.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
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
Dutch Bros Inc.| Form 10-Q | 81

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
Certain affiliates of our Co-Founder beneficially own approximately 75.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Dutch Bros Inc.| Form 10-Q | 82

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
Dutch Bros Inc.| Form 10-Q | 83

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
Dutch Bros Inc.| Form 10-Q | 84

*Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of March 31, 2023, we had $97.5 million and $152.7 million in term loan and revolving loans outstanding, respectively. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in NOTE 9 — Debt to the consolidated financial statements included elsewhere in this Form 10-Q), we may incur additional debt.
Our debt could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•we may need to issue additional Class A common stock to fund the repayment of our debt, which would result in additional dilution to existing investors and may cause our stock price to decline;
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
Furthermore, all of our debt under our 2022 Credit Facility bears interest at variable rates, which may increase from time to time, for example, we experienced such an increase during the three months ended March 31, 2023. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
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
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
Dutch Bros Inc.| Form 10-Q | 87

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
Dutch Bros Inc.| Form 10-Q | 88

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
Historically, we have financed our operations and capital expenditures primarily through sales of OpCo Units that are convertible into our capital stock and debt financing. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, to repay our debt, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
*If a financial institution holding our funds fails, we may not be able to pay our operational expenses or make other payments, which could adversely impact our liquidity and financial performance. Deterioration of financial markets may result in our inability to borrow on favorable terms, which could adversely impact our ability to pursue our growth and other strategic initiatives.
We regularly maintain cash balances at financial institutions in amounts exceeding the Federal Deposit Insurance Corporation (FDIC) insurance limit. If a financial institution in which we hold such funds fails, or is subject to significant adverse conditions in the financial or credit markets, we could lose all or a portion of our uninsured funds, or be subject to a delay in accessing all or a portion of our funds. If we are unable to access all or a significant portion of our funds for any extended period of time, we may not be able to pay our operational expenses or make other payments, including to our vendors and employees, and we may be subject to other operational challenges, any of which could adversely impact our liquidity and financial performance. In addition, any inability of our franchisees, suppliers, distributors, or other third parties to meet their contractual obligations to the Company because of similar risks could adversely impact our business and financial performance.
Despite the steps taken to date by the FDIC to protect depositors, the follow-on effects of the events surrounding the March 2023 failures of Silicon Valley Bank and Signature Bank and the pressures on other financial institutions and the broader financial services industry are unknown and could include failures of other financial institutions or wide-ranging liquidity shortages. In the event of a sustained deterioration of financial market liquidity, we may be unable to borrow from financial institutions on favorable terms, or at all, which could adversely impact our ability to pursue our growth strategy and fund strategic initiatives.
Dutch Bros Inc.| Form 10-Q | 89

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
Dutch Bros Inc.| Form 10-Q | 90

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
Dutch Bros Inc.| Form 10-Q | 91

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
Our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing and sustained inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political, and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. A significant decrease in our customer traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	69,801	$27.16	N/A	N/A
February 1 - 28, 2023	—	—	N/A	N/A
March 1 - 31, 2023	—	—	N/A	N/A
_________________
1    In connection with the vesting of restricted stock units granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Dutch Bros Inc.| Form 10-Q | 92

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Dutch Bros Inc.| Form 10-Q | 93

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
Dutch Bros Inc.| Form 10-Q | 94

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

May 10, 2023	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 95