Form 10-Q
period 2023-06-30
Dutch Bros Inc.
filed 2023-08-09
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of August 3, 2023, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	45,673,542
Class B common stock	64,699,136
Class C common stock	41,056,429
Class D common stock	12,411,419

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

TERM	DEFINITION
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Common Units	The Common Units of Dutch Bros OpCo, as defined in the Second LLC Agreement, issued and outstanding immediately prior to recapitalization.
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/M	A not meaningful percentage.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs
The Tax Receivable Agreement (Exchanges) and the Tax Receivable Agreement (Reorganization) that Dutch Bros Inc. entered into with the Continuing Members and the Pre-IPO Blocker Holders, respectively, in connection with the IPO.

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
Dutch Bros Inc.| Form 10-Q | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are not historical facts, including those regarding the impact of inflation, increased minimum wages, and general macroeconomic conditions on our results of operations, supply chain, or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,717	$20,178
Accounts receivable, net	9,379	11,966
Inventories, net	47,608	39,229
Prepaid expenses and other current assets	14,115	10,949
Total current assets	94,819	82,322
Property and equipment, net	446,565	365,468
Finance lease right-of-use assets, net	332,790	247,943
Operating lease right-of-use assets, net	177,605	169,302
Intangibles, net	7,035	8,804
Goodwill	21,629	21,629
Deferred income tax assets, net	284,777	288,765
Other long-term assets	3,060	2,127
Total assets	$1,368,280	$1,186,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,648	$21,270
Accrued liabilities	35,872	27,452
Other current liabilities	7,511	7,860
Deferred revenue	22,300	25,335
Line of credit	181,090	110,865
Current portion of finance lease liabilities	9,867	7,971
Current portion of operating lease liabilities	9,612	9,317
Current portion of long-term debt	3,238	2,609
Total current liabilities	294,138	212,679
Deferred revenue, net of current portion	5,956	6,119
Tax receivable agreements liability, net of current portion	218,768	220,923
Finance lease liabilities, net of current portion	315,385	237,130
Operating lease liabilities, net of current portion	169,444	161,228
Long-term debt, net of current portion	94,506	96,297
Other long-term liabilities	8	8
Total liabilities	1,098,205	934,384
Commitments and contingencies (Note 16)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	June 30, 2023	December 31, 2022
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 45,674 and 45,544 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 41,056 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 12,411 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid in capital	152,900	145,613
Accumulated other comprehensive income	905	813
Accumulated deficit	(18,400)	(17,310)
Total stockholders' equity attributable to Dutch Bros Inc.	135,407	129,118
Non-controlling interests	134,668	122,858
Total equity	270,075	251,976
Total liabilities and equity	$1,368,280	$1,186,360
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts; unaudited)	2023	2022	2023	2022
REVENUES
Company-operated shops	$220,952	$160,512	$394,116	$290,699
Franchising and other	28,927	25,869	53,030	47,838
Total revenues	249,879	186,381	447,146	338,537

COSTS AND EXPENSES
Cost of sales	178,636	141,370	330,159	262,537
Selling, general and administrative	51,662	42,342	97,638	87,556
Total costs and expenses	230,298	183,712	427,797	350,093

INCOME (LOSS) FROM OPERATIONS	19,581	2,669	19,349	(11,556)

OTHER EXPENSE
Interest expense, net	(9,058)	(3,596)	(16,944)	(6,085)
Other income	1,039	61	2,346	282
Total other expense	(8,019)	(3,535)	(14,598)	(5,803)

INCOME (LOSS) BEFORE INCOME TAXES	11,562	(866)	4,751	(17,359)
Income tax expense	1,851	885	4,431	671
NET INCOME (LOSS)	$9,711	$(1,751)	$320	$(18,030)
Less: Net income (loss) attributable to non-controlling interests	6,959	(845)	1,410	(12,177)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$2,752	$(906)	$(1,090)	$(5,853)
Net income (loss) per share of Class A and Class D common stock:
Basic	$0.05	$(0.02)	$(0.02)	$(0.12)
Diluted	$0.05	$(0.02)	$(0.02)	$(0.12)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	56,734	50,926	56,699	49,500
Diluted	57,428	50,926	56,699	49,500
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023	2022
Net income (loss)	$9,711	$(1,751)	$320	$(18,030)
Other comprehensive income
Unrealized gain on derivative securities, effective portion, net of income tax expense of $105, $50, $25 and $50 respectively	1,098	566	274	566
Comprehensive income (loss)	10,809	(1,185)	594	(17,464)
Less: comprehensive income (loss) attributable to non-controlling interests	7,742	(424)	1,592	(11,756)
Comprehensive income (loss) attributable to Dutch Bros Inc.	$3,067	$(761)	$(998)	$(5,708)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, March 31, 2023	45,666	$1	64,699	$1	41,056	$—	12,411	$—	$148,873	$590	$(21,152)	$120,390	$248,703
Net income	—	—	—	—	—	—	—	—	—	—	2,752	6,959	9,711
Unrealized gain on derivative securities, effective portion, net of income tax expense of $105	—	—	—	—	—	—	—	—	(1)	315	—	783	1,097
Equity-based compensation expense	—	—	—	—	—	—	—	—	3,545	—	—	6,604	10,149
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	8	—	—	—	—	—	—	—	—	—	—	—	—
Tax impact of other equity-based compensation transactions	—	—	—	—	—	—	—	—	415	—	—	—	415
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	68	—	—	(68)	—
Balance, June 30, 2023	45,674	$1	64,699	$1	41,056	$—	12,411	$—	$152,900	$905	$(18,400)	$134,668	$270,075

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2023

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,090)	1,410	320
Unrealized gain on derivative securities, effective portion, net of income tax expense of $25	—	—	—	—	—	—	—	—	(19)	92	—	182	255
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,745	—	—	12,574	19,319
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	130	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Tax impact of other equity-based compensation transactions	—	—	—	—	—	—	—	—	100	—	—	—	100
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	1,122	—	—	(1,122)	—
Balance, June 30, 2023	45,674	$1	64,699	$1	41,056	$—	12,411	$—	$152,900	$905	$(18,400)	$134,668	$270,075

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended June 30, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, March 31, 2022	39,557	$—	64,699	$1	45,386	$1	14,062	$—	$122,655	$—	$(17,240)	$108,033	$213,450
Net loss	—	—	—	—	—	—	—	—	—	—	(906)	(845)	(1,751)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $50	—	—	—	—	—	—	—	—	—	145	—	421	566
Equity-based compensation	—	—	—	—	—	—	—	—	3,305	—	—	7,141	10,446
Tax impact of Tax Receivable Agreements and other equity transactions	—	—	—	—	—	—	—	—	526	—	—	—	526
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	52	—	—	(52)	—
Balance, June 30, 2022	39,558	$—	64,699	$1	45,386	$1	14,062	$—	$126,538	$145	$(18,146)	$114,698	$223,237

Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2022
	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$—	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	—	386	957	1,343
Net loss	—	—	—	—	—	—	—	—	—	—	(5,853)	(12,177)	(18,030)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $50	—	—	—	—	—	—	—	—	—	145	—	421	566
Equity-based compensation	—	—	—	—	—	—	—	—	6,427	—	—	13,919	20,346
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	125	—	—	—	—	—	—	—	(1,145)	—	—	(2,755)	(3,900)
Tax impact of Tax Receivable Agreements and other equity transactions	—	—	—	—	—	—	—	—	9,183	—	—	—	9,183
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	4,880	—	—	(4,880)	—
Surrender and cancellation of Class C & D common stock	5,000	—	—	—	(3,620)	—	(1,379)	—	—	—	—	—	—
Balance, June 30, 2022	39,558	$—	64,699	$1	45,386	$1	14,062	$—	$126,538	$145	$(18,146)	$114,698	$223,237

Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands; unaudited)	2023	2022
Cash flows from operating activities:
Net income (loss)	$320	$(18,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,295	19,721
Non-cash interest expense	363	329
Gain on disposal of assets	(224)	(266)
Equity-based compensation	19,319	20,346
Deferred income taxes	4,064	5
Remeasurement gain on TRAs	(2,155)	—
Non-cash operating lease cost	5,487	4,746
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,587	(3,426)
Inventories, net	(8,379)	(9,442)
Prepaid expenses and other current assets	(2,885)	1,969
Other long-term assets	(933)	1,160
Accounts payable	2,587	999
Accrued liabilities	2,928	(238)
Other current liabilities	(349)	(379)
Deferred revenue	(3,198)	3,570
Other long-term liabilities	—	(16)
Operating lease liabilities	(4,984)	(4,335)
Net cash provided by operating activities	45,843	16,713
Cash flows from investing activities:
Purchases of property and equipment	(102,307)	(83,856)
Proceeds from disposal of fixed assets	249	1,274
Acquisition of shops from franchisees	—	(6,051)
Net cash used in investing activities	(102,058)	(88,633)
Cash flows from financing activities:
Proceeds from line of credit	70,000	82,705
Payments on finance lease liabilities	(7,049)	(1,789)
Proceeds from long-term debt	—	1,375
Payments on long-term debt	(1,301)	(685)
Payments of debt issuance costs	—	(2,749)
Payments of IPO issuance costs	—	(250)
Tax withholding payments upon vesting of equity awards	(1,896)	(3,900)
Net cash provided by financing activities	59,754	74,707
Net increase in cash and cash equivalents	3,539	2,787
Cash and cash equivalents, beginning of period	20,178	18,506
Cash and cash equivalents, end of period	$23,717	$21,293
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands; unaudited)	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$17,310	$5,538
Income taxes paid	1,305	741
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	13,013	7,815
Transfer between line of credit and term loan facility	—	100,000
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of June 30, 2023, there were 754 shops in operation in 14 U.S. states, of which 473 were company-operated and 281 were franchised.
Organization
Dutch Bros Inc. was formed on June 4, 2021 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of Dutch Bros OpCo. Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31.
As of June 30, 2023, Dutch Bros Inc. held 100.0% of the voting interest and 35.5% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 64.5% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the Company’s 2022 Form 10-K and as updated by this Form 10-Q.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements in the Company’s 2022 Form 10-K that includes additional information on accounting estimates, policies, and the methods and assumptions used in its estimates.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
Dutch Bros Inc.| Form 10-Q | 14

Significant Accounting Policies Updates
Advertising Expense
Advertising expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Advertising expense	$6,867	$7,058	$13,037	$14,682
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
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Company-operated shops	$220,952	$160,512	$394,116	$290,699
Franchising	27,524	24,453	50,169	45,226
Other	1,403	1,416	2,861	2,612
Total revenues	$249,879	$186,381	$447,146	$338,537
Deferred Revenue
Deferred revenue activity related to the Company’s gift card and loyalty programs was as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Beginning balance	$26,904	$22,765
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	167,556	118,685
Revenue recognized - gift card, loyalty app, and loyalty rewards redemptions, and breakage	(168,598)	(115,010)
Ending balance	25,862	26,440
Less: current portion	(21,875)	(23,750)
Deferred revenue, net of current portion, gift card and loyalty programs	$3,987	$2,690
Dutch Bros Inc.| Form 10-Q | 15

Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Outstanding performance obligations	$—	$2,152
Initial unearned franchise fees from franchise partners	2,394	2,398
Total deferred revenue, excluding gift card and loyalty programs	2,394	4,550
Less: current portion	(425)	(2,587)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,969	$1,963
Revenue recognized from initial unearned franchise fees was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Earned franchise fees	$114	$117	$228	$273
Revenue recognized during the three and six months ended June 30, 2023 and 2022 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gift card redemptions [1]	$953	$804	$4,189	$3,148
Initial unearned franchise fees	114	117	228	273
_____________________
1     Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Future recognition of initial unearned franchise fees as of June 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$221
2024	394
2025	340
2026	298
2027	253
Thereafter	888
Total	$2,394
NOTE 4 — Shop Acquisitions
During the three and six months ended June 30, 2023, the Company did not repurchase the franchise rights and assets of any shops from franchise partners.
Dutch Bros Inc.| Form 10-Q | 16

NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$30,471	$21,335
Finished goods	17,137	17,894
Total inventories	$47,608	$39,229
As of June 30, 2023 and December 31, 2022, reserves for inventories were $0.1 million and $0.1 million, respectively.
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			June 30, 2023	December 31, 2022
Software	3			$7,430	$7,430
Equipment and fixtures	3	—	7	128,440	93,908
Leasehold improvements	5	—	15	36,034	29,985
Buildings	10	—	20	209,129	158,250
Land	N/A			7,715	7,956
Aircraft [1]	N/A			9,195	9,195
Construction-in-progress [2]	N/A			141,045	131,240
Property and equipment, gross				538,988	437,964
Less: accumulated depreciation				(92,423)	(72,496)
Property and equipment, net				$446,565	$365,468
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$10,136	$6,180	$19,246	$11,554
Selling, general and administrative expenses	415	713	827	1,412
Total depreciation expense	$10,551	$6,893	$20,073	$12,966
No impairment charges were recognized for the three and six months ended June 30, 2023 and 2022.
Dutch Bros Inc.| Form 10-Q | 17

NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	June 30, 2023	December 31, 2022
Reacquired franchise rights	3.27	$27,049	$27,049
Less: accumulated amortization		(20,014)	(18,245)
Intangibles, net		$7,035	$8,804
Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$858	$1,042	$1,769	$1,957
The estimated future amortization expense of the reacquired franchise rights as of June 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$1,620
2024	2,469
2025	1,435
2026	681
2027	383
Thereafter	447
Total	$7,035
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2022	$21,629
Business combinations	—
Balance, June 30, 2023	$21,629
No impairment charges were recognized for the three and six months ended June 30, 2023 and 2022.
Dutch Bros Inc.| Form 10-Q | 18

NOTE 8 — Leases
Nature of Leases
The Company leases all of its domestic company-operated shops, warehouse facilities, most headquarters buildings, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2043.
The Company’s real estate leases consist of commercial ground leases (land only) and build-to-suit leases (land and building). Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options of five-years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. For operating leases, the Company recognizes straight-line lease expense over the lease term from the date the Company takes possession of the leased property. For finance leases, lease expense follows an accelerated expense recognition. Lease expense incurred prior to lease commencement is included in the calculation of the right-of-use asset. Once a lease commences, the Company records lease expense in the Company’s condensed consolidated statements of operations. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability.
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
A summary of finance and operating lease right-of-use assets and lease liabilities as of June 30, 2023 is as follows:

(in thousands)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$332,790	$247,943
Operating leases	Operating lease right-of-use assets, net	177,605	169,302
Total right-of-use assets		$510,395	$417,245

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$9,867	$7,971
	Finance lease liabilities, net of current portion	315,385	237,130

Operating leases	Current portion of operating lease liabilities	9,612	9,317
	Operating lease liabilities, net of current portion	169,444	161,228
Total lease liabilities		$504,308	$415,646
Dutch Bros Inc.| Form 10-Q | 19

The components of lease cost were as follows for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statement of Operations Classification	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$5,107	$2,604	$9,453	$4,798
Interest on lease liabilities	Interest expense	4,134	2,056	7,589	3,779
Total finance lease cost		9,241	4,660	17,042	8,577

Operating lease cost	Cost of sales	4,686	4,034	9,198	$7,881

Variable lease cost	Cost of sales	1,066	566	2,444	1,059
Total lease cost		$14,993	$9,260	$28,684	$17,517
Future minimum lease payments for finance and operating lease liabilities as of June 30, 2023 are as follows:

(in thousands)	Finance	Operating
Remainder of 2023	$13,718	$8,462
2024	27,599	17,196
2025	28,285	16,944
2026	28,573	16,786
2027	29,239	16,465
Thereafter	373,221	171,244
Total	$500,635	$247,097
Less: imputed interest	(175,383)	(68,041)
Present value of minimum lease payments	325,252	179,056
Less: current portion	(9,867)	(9,612)
Lease liabilities, net of current portion	$315,385	$169,444
A summary of lease terms and discount rates for finance and operating leases is as follows:

June 30, 2023
Weighted-average remaining lease term (years)
Finance leases	16.2
Operating leases	14.7

Weighted-average discount rate (percentages)
Finance leases	5.5%
Operating leases	4.4%
Dutch Bros Inc.| Form 10-Q | 20

Supplemental cash flow information related to leases as of June 30, 2023 is as follows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7,589	$3,779
Operating cash flows from operating leases	8,696	7,471
Financing cash flows from finance leases	7,049	1,789
Right-of-use assets obtained in exchange for lease obligations[1]:
Finance leases	87,201	90,947
Operating leases	13,495	163,511
________________
1 The 2022 amounts include the transition adjustment for the adoption of ASU 2016-02, as amended.
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
Interest on borrowings under the 2022 Credit Facility is based on (a) the Alternate Base Rate plus an applicable margin, or (b) the Adjusted Term SOFR plus an applicable margin, and is payable in accordance with the selected interest rate period (at least quarterly) and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule and upon certain disposition of assets.
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
Dutch Bros Inc.| Form 10-Q | 21

As of June 30, 2023, approximately $96.9 million and $182.7 million of principal amounts were outstanding on the term loan and revolving loans, respectively, and $67.3 million was available for borrowing on the revolving loans. The term loan bears interest at 7.45% and revolving loans bear interest at approximately 7.47% as of June 30, 2023. The Company was in compliance with its financial covenants as of that date.
See NOTE 19 — Subsequent Event for additional details related to the the Company’s credit facility
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	June 30, 2023	December 31, 2022
Term loan under credit facility	$96,875	$98,125
Finance obligation[1]	1,383	1,379
Unsecured note payable	471	524
Total debt	98,729	100,028
Less: loan origination fees	(985)	(1,122)
Less: current portion	(3,238)	(2,609)
Total long-term debt, net of current portion	$94,506	$96,297
_______________
1    Represents failed sale-leaseback arrangements under ASC 842.
Future annual maturities of long-term debt as of June 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$1,306
2024	4,491
2025	6,998
2026	13,256
2027	71,295
Thereafter	1,383
Total	$98,729
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
The Company has an interest rate swap, which is required to be measured at fair value on a recurring basis. Designated as a Level 2 instrument within the fair value hierarchy, the interest rate swap as of June 30, 2023 had a fair value of $3.4 million, and is recorded as an asset on the Company’s condensed consolidated balance sheet.
The fair value of the Company’s interest rate swap was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.
Dutch Bros Inc.| Form 10-Q | 22

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
During 2022, the Company entered into a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A with respect to $70 million of the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of June 30, 2023, the one-month adjusted term SOFR was 5.10%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of June 30, 2023, the Company expects to reclassify a gain of approximately $1.7 million from AOCI to earnings within the next twelve months.
The fair value and effect of the derivative instrument included in the Company’s condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,738	$1,457
	Other long-term assets	1,706	1,706
Total derivative instrument designated as cash flow hedge		$3,444	$3,163
Dutch Bros Inc.| Form 10-Q | 23

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Classification	2023	2022	2023	2022
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income (loss) before reclassifications	Statement of Comprehensive Income (Loss)	$1,621	$284	$1,050	$284
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statement of Operations - Interest expense, net	(418)	332	$(751)	332
Income tax expense	Statement of Operations - Income tax expense	(105)	(50)	$(25)	(50)
For additional information related to the Company’s derivative instrument, see NOTE 10 — Fair Value Measurements.
NOTE 12 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income tax expense	$1,851	$885	$4,431	$671
Effective tax rate	16.0%	(102.2)%	93.3%	(3.9)%

Three Months Ended June 30, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income and changes in state earnings mix.
Six Months Ended June 30, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income, vested equity-based compensation adjustments, and changes in state earnings mix.
NOTE 13 — Equity and Equity-Based Compensation
Equity Awards
As of June 30, 2023, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Dutch Bros Inc.| Form 10-Q | 24

Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2022	2,667	$23.00
Vested	(1,333)	23.00
Forfeitures	(18)	23.00
Balance, June 30, 2023	1,316	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2022	583	$44.34
New grants	419	31.51
Vested	(217)	42.30
Forfeitures	(158)	43.46
Balance, June 30, 2023	627	$36.70
Total release date fair value of vested restricted stock awards and units for the six months ended June 30, 2023 and 2022 are presented below.

(in thousands, except per share amounts)	Six Months Ended June 30, 2023	Weighted-average vest date fair value per share	Six Months Ended June 30, 2022	Weighted-average vest date fair value per share
Restricted stock awards	$36,451	$27.34	$69,604	$52.21
Restricted stock units	5,907	27.17	10,442	52.34
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Selling, general, and administrative expenses	$10,149	$10,446	$19,319	$20,346
As of June 30, 2023, total unrecognized stock-based compensation related to unvested stock awards was $34.2 million, which will be recognized as follows:
Dutch Bros Inc.| Form 10-Q | 25

(in thousands)
Remainder of 2023	$20,193
2024	8,061
2025	5,129
2026	850
Total unrecognized stock-based compensation	$34,233
NOTE 14 — Non-Controlling Interests
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo provides that holders of Dutch Bros OpCo Class A common units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of its Dutch Bros OpCo Class A common units for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, Dutch Bros Inc. will receive a corresponding number of Dutch Bros OpCo Class A common units, increasing Dutch Bros Inc.’s total ownership in Dutch Bros OpCo. Changes in Dutch Bros Inc.’s ownership in Dutch Bros OpCo, while Dutch Bros Inc. retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Dutch Bros OpCo Class A common units by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
The following table summarizes the ownership interest in Dutch Bros OpCo:

	June 30, 2023
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	58,085	35.5%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	105,756	64.5%
Total Dutch Bros OpCo Class A common units outstanding	163,841	100.0%
_________________
1    Includes approximately 1.3 million Dutch Bros OpCo Class A common units related to unvested restricted stock awards held by former Profits Interest Units holders. These Dutch Bros OpCo Class A common units are excluded from non-controlling interest calculations.
Dutch Bros Inc.| Form 10-Q | 26

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Dutch Bros Inc.	$2,752	$(906)	$(1,090)	$(5,853)
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense	315	145	92	145
Transfers from (to) non-controlling interests:
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	—	—	386
Increase in additional paid-in capital as a result of equity-based compensation	3,545	3,305	6,745	6,427
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	—	—	(661)	(1,145)
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	68	52	1,122	4,880
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$6,680	$2,596	$6,208	$4,840
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average ownership percentage	65.1%	68.4%	65.1%	69.2%
NOTE 15 — Income (Loss) Per Share
Basic net income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period.
Diluted net income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to the Company, adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted net income (loss) per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for restricted stock awards and restricted stock units, and under the if-converted method for the outstanding convertible Class B and Class C common stock.
Dutch Bros Inc.| Form 10-Q | 27

The following tables set forth the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A and Class D common stock for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Numerator:
Net income (loss)	$9,711	$(1,751)	$320	$(18,030)
Less: Net income (loss) attributable to non-controlling interests	6,959	(845)	1,410	(12,177)
Net income (loss) attributable to Dutch Bros Inc.	$2,752	(906)	$(1,090)	$(5,853)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$2,752	$(906)	$(1,090)	$(5,853)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	56,734	50,926	56,699	49,500

Basic net income (loss) per share attributable to common stockholders	$0.05	$(0.02)	$(0.02)	$(0.12)
Dutch Bros Inc.| Form 10-Q | 28

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed net income (loss) for basic computation	$2,752	$(906)	$(1,090)	$(5,853)
Increase in net income (loss) attributable to common stockholders upon conversion of potentially dilutive instruments	30	—	—	—
Allocation of undistributed net income (loss)	$2,782	$(906)	$(1,090)	$(5,853)

Denominator:
Number of shares used in basic computation	56,734	50,926	56,699	49,500
Add: weighted-average effect of dilutive securities
Restricted stock awards	694	—	—	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net loss per share	57,428	50,926	56,699	49,500
Diluted net income (loss) per share attributable to common stockholders	$0.05	$(0.02)	$(0.02)	$(0.12)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted income (loss) per share of Class B and Class C common stock under the two-class method has not been presented.
The following common stock equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Restricted stock awards	—	2,667	1,315	2,667
Restricted stock units	627	550	627	550
Total anti-dilutive securities	627	3,217	1,942	3,217
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
Dutch Bros Inc.| Form 10-Q | 29

Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of June 30, 2023 and December 31, 2022, the Company had guaranteed approximately $1.5 million and $1.6 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
Legal Proceedings
The Company is a party to routine legal actions arising in the ordinary course of and incidental to its business. These claims, legal proceedings and litigation principally arise from alleged casualty, employment, and other disputes.
In regard to estimated expense related to such alleged legal disputes, the Company accrued a liability of approximately $2 million, included within accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2023. The related expense is reflected in selling, general and administrative expense for the three and six months ended June 30, 2023.
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
Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros Inc. and certain of its executive officers for alleged violations of U.S. federal securities laws. On August 3, 2023, the court appointed a lead plaintiff and re-captioned the case Douglas Rein, Individually and On Behalf of All Others Similarly Situated v. Dutch Bros, Inc. et al. The plaintiff purports to bring claims on behalf of a class of acquirers of Dutch Bros Inc. securities between March 1, 2022 and May 11, 2022, and generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The complaint primarily seeks compensatory damages for all affected members of the purported class.
In addition, on June 14, 2023, June 30, 2023, and July 18, 2023, respectively, plaintiffs Brennan Hudson, Darren Wakefield, and Amanda Boster each filed a putative stockholder derivative lawsuit in U.S. District Court for the Southern District of New York. The complaints name Dutch Bros Inc. as a nominal defendant and purport to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaints each primarily seek to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged, restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents.
Dutch Bros Inc.| Form 10-Q | 30

The Company intends to vigorously defend these lawsuits. Given the nature of these cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of these cases or estimate the range of potential loss, if any.
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of June 30, 2023, Dutch Bros Inc. recognized $218.8 million of liabilities related to its obligations under the TRAs.
NOTE 17 — Related Party Transactions
The Company’s donations to the Dutch Bros Foundation (Foundation), a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) serve on the board of directors, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Donations to Dutch Bros Foundation	$63	$1,847	$126	$3,220
For the three and six months ended June 30, 2023, the Company and Foundation focused on local community givebacks.
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
All segment revenue is earned in the United States, and there are no intersegment revenues. The CODM does not evaluate operating segments using discrete asset information, and we do not identify or allocate assets by operating segments.
Selling, general and administrative expenses primarily consist of the Company’s unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the segments but are not directly attributable to or managed by any segment and are not included in the reported financial results of the segments.
No changes have been made to the Company’s segments during the three and six months ended June 30, 2023. In addition, no customer represented 10% or more of total revenue for the three and six months ended June 30, 2023 and 2022.
Dutch Bros Inc.| Form 10-Q | 31

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Company-operated shops	$220,952	$160,512	$394,116	$290,699
Franchising and other	28,927	25,869	53,030	47,838
Total revenues	249,879	186,381	447,146	338,537
Cost of sales:
Company-operated shops	168,873	129,294	313,165	242,842
Franchising and other	9,763	12,076	16,994	19,695
Total cost of sales	178,636	141,370	330,159	262,537
Segment contribution:
Company-operated shops	66,878	39,525	108,751	63,304
Franchising and other	20,461	15,313	38,694	31,005
Total segment contribution	$87,339	$54,838	$147,445	$94,309
Depreciation and amortization:
Company-operated shops	14,799	8,307	27,800	15,447
Franchising and other	1,297	1,520	2,658	2,862
Total depreciation and amortization	16,096	9,827	30,458	18,309
Selling, general and administrative	(51,662)	(42,342)	(97,638)	(87,556)
Interest expense, net	(9,058)	(3,596)	(16,944)	(6,085)
Other income	1,039	61	2,346	282
Income (loss) before income taxes	$11,562	$(866)	$4,751	$(17,359)
NOTE 19 — Subsequent Event
Credit Facility
On August 4, 2023, the Company amended its 2022 Credit Facility to increase borrowing capacity by a total of $150 million (the Amended 2022 Credit Facility). The Amended 2022 Credit Facility has a total capacity of $650 million, consisting of a $350 million revolving credit facility (increased from $250 million), a term loan facility of up to $100 million (no change), and a delayed draw term loan facility of up to $200 million (increased from $150 million). The Amended 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The Amended 2022 Credit Facility expires on February 28, 2027 (the Maturity Date), and portions of the delayed draw term loan facility expire if they remain undrawn on certain dates prior to the Maturity Date.
Interest on borrowings under the Amended 2022 Credit Facility is based on (a) the Alternate Base Rate plus an applicable margin, or (b) the Adjusted Term SOFR plus an applicable margin, and is payable in accordance with the selected interest rate period (at least quarterly) and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule up through and including the Maturity Date.
Obligations under the Amended 2022 Credit Facility are guaranteed by each of Dutch Bros Inc.’s subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
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
As of June 30, 2023, we had 754 company-operated and franchised shops in 14 states, an increase of approximately 25.0% from the same period in the prior year. For the three months ended June 30, 2023, we generated $249.9 million of revenue, $9.7 million net income, and $0.05 earnings per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 33

Key Highlights
•Opened 35 company-operated shops across multiple new operating areas in the three months ended June 30, 2023, an increase of 40.8% over the same period in 2022, bringing total company-operated shops to 62.7% of our total shops.
•Welcomed Tana Davila as Chief Marketing Officer of Dutch Bros in June 2023.
•Raised $2.5 million in partnership with the Dutch Bros Foundation (Foundation) for the Muscular Dystrophy Association and its fight against ALS from our annual Drink One for Dane fundraiser.
•Surpassed 6 million registered users on our Dutch Rewards mobile app.
Impact of Global Events
Inflation and Minimum Wage Increases
Similar to many of our peers in our industry, we continued to experience the effects of current commodities inflation, including in dairy, coffee, fuel, packaging, and continuing legislated minimum wage increases that took effect this year in certain states. We expect these inflationary pressures to continue to affect our operating results in the foreseeable future. While these pressures have impacted our operating results, we have taken measures over the past year to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. A continued economic downturn may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future have less money available for discretionary purchases and may stop or reduce their purchases of our products.
On a macro level, conditions (including bank failures and other events affecting financial institutions, rising interest rates, the ongoing impact of COVID-19, and the impact of the Russia-Ukraine war) have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.

Dutch Bros Inc.| Form 10-Q | 34

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023	2022
REVENUES
Company-operated shops	$220,952	$160,512	$394,116	$290,699
Franchising and other	28,927	25,869	53,030	47,838
Total revenues	249,879	186,381	447,146	338,537

COSTS AND EXPENSES
Cost of sales	178,636	141,370	330,159	262,537
Selling, general and administrative	51,662	42,342	97,638	87,556
Total costs and expenses	230,298	183,712	427,797	350,093

INCOME (LOSS) FROM OPERATIONS	19,581	2,669	19,349	(11,556)

OTHER EXPENSE
Interest expense, net	(9,058)	(3,596)	(16,944)	(6,085)
Other income	1,039	61	2,346	282
Total other expense	(8,019)	(3,535)	(14,598)	(5,803)

INCOME (LOSS) BEFORE INCOME TAXES	11,562	(866)	4,751	(17,359)
Income tax expense	1,851	885	4,431	671
NET INCOME (LOSS)	9,711	(1,751)	320	(18,030)
Less: Net income (loss) attributable to non-controlling interests	6,959	(845)	1,410	(12,177)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$2,752	$(906)	$(1,090)	$(5,853)
Dutch Bros Inc.| Form 10-Q | 35

Segment Financials

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023	2022
Revenues:
Company-operated shops	$220,952	$160,512	$394,116	$290,699
Franchising and other	28,927	25,869	53,030	47,838
Total revenues	249,879	186,381	447,146	338,537
Cost of sales:
Company-operated shops	168,873	129,294	313,165	242,842
Franchising and other	9,763	12,076	16,994	19,695
Total cost of sales	178,636	141,370	330,159	262,537
Segment gross profit:
Company-operated shops	52,079	31,218	80,951	47,857
Franchising and other	19,164	13,793	36,036	28,143
Total gross profit	71,243	45,011	116,987	76,000
Depreciation and amortization:
Company-operated shops	$14,799	$8,307	27,800	15,447
Franchising and other	1,297	1,520	2,658	2,862
All other	420	712	837	1,412
Total depreciation and amortization	$16,516	$10,539	$31,295	$19,721
Segment contribution:
Company-operated shops	66,878	39,525	108,751	63,304
Franchising and other	20,461	15,313	38,694	31,005
Total segment contribution	$87,339	$54,838	$147,445	$94,309
Selling, general and administrative	(51,662)	(42,342)	(97,638)	(87,556)
Interest expense, net	(9,058)	(3,596)	(16,944)	(6,085)
Other income	1,039	61	2,346	282
Income (loss) before income taxes	$11,562	$(866)	$4,751	$(17,359)
Dutch Bros Inc.| Form 10-Q | 36

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shop count data; unaudited)	2023	2022	2023	2022
Shop count, beginning of period
Company-operated	438	310	396	271
Franchised	278	262	275	267
Total shop count	716	572	671	538
Company-operated new openings	35	26	77	60
Franchised new openings	3	5	6	5
Acquisition of franchise shops	—	—	—	5
Shop count, end of period
Company-operated	473	336	473	336
Franchised	281	267	281	267
Total shop count	754	603	754	603

Systemwide AUV [1]	N/A	N/A	$1,928	$1,900
Company-operated shops AUV [1]	N/A	N/A	$1,880	$1,862

Systemwide same shop sales [2,3]	3.8%	(3.3)%	1.1%	1.0%
Company-operated same shop sales [2]	1.6%	(4.3)%	(0.8)%	0.3%

Systemwide sales [3]	$375,216	$297,403	$677,998	$551,968
Company-operated operating weeks [4]	5,854	4,148	11,176	7,912
Franchising and other operating weeks [4]	3,632	3,415	7,178	6,778

Dutch Rewards member registrations [5]	573	496	1,067	985

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	220,952	100.0	160,512	100.0	394,116	100.0	290,699	100.0
Company-operated shop gross profit	52,079	23.6	31,218	19.4	80,951	20.5	47,857	16.5
Company-operated shop contribution [6]	66,878	30.3	39,525	24.6	108,751	27.6	63,304	21.8
Selling, general, and administrative expenses	51,662	20.7	42,342	22.7	97,638	21.8	87,556	25.9
Adjusted selling, general, and administrative expenses [6]	39,338	15.7	31,896	17.1	75,994	17.0	63,576	18.8
Net income (loss)	9,711	3.9	(1,751)	(0.9)	320	0.1	(18,030)	(5.3)
Adjusted EBITDA [6]	48,599	19.4	23,939	12.8	72,479	16.2	33,601	9.9
Dutch Bros Inc.| Form 10-Q | 37

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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Systemwide shop base	538	440	503	414
Company-operated shop base	276	193	246	173
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
Dutch Bros Inc.| Form 10-Q | 38

Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	220,952	100.0	160,512	100.0	394,116	100.0	290,699	100.0

Beverage, food, and packaging costs	59,433	26.8	43,548	27.1	108,385	27.6	79,170	27.2
Labor costs	58,735	26.6	47,240	29.4	107,284	27.2	89,001	30.6
Occupancy and other costs	32,642	14.8	26,621	16.6	63,201	16.0	49,624	17.1
Pre-opening costs	3,264	1.5	3,578	2.2	6,495	1.6	9,600	3.3
Depreciation and amortization	14,799	6.7	8,307	5.2	27,800	7.1	15,447	5.3
Company-operated shop costs and expenses	168,873	76.4	129,294	80.6	313,165	79.5	242,842	83.5

Company-operated shop gross profit	52,079	23.6	31,218	19.4	80,951	20.5	47,857	16.5
Company-operated shop contribution [1]	66,878	30.3	39,525	24.6	108,751	27.6	63,304	21.8
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Company-operated shop revenues	$220,952	$160,512	$60,440	37.7%	$394,116	$290,699	$103,417	35.6%
Three Months Ended June 30, 2023 v. 2022
The Company-operated shop revenue increase was driven by the following:
+    $58.3 million from company-operated shops opened during 2023 and 2022.
+    $2.2 million from increase in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 276 company-operated shops was included in the comparable shop base.
Six Months Ended June 30, 2023 v. 2022
The Company-operated shop revenue increase was primarily driven by the following:
+    $105.4 million from company-operated shops opened during 2023 and 2022.
Dutch Bros Inc.| Form 10-Q | 39

-    $1.9 million from decline in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 246 company-operated shops was included in the comparable shop base.
_________________
1    The comparable shop bases were 193 and 276 for the three months ended June 30, 2022, and 2023, respectively, and 173 and 246 for the six months ended June 30, 2022, and 2023, respectively. The comparable shop base includes mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Beverage, food and packaging costs	$59,433	$43,548	$15,885	36.5%		$108,385	$79,170	$29,215	36.9%
As a percentage of company-operated shop revenues	26.8%	27.1%	N/A	(30)	bps	27.6%	27.2%	N/A	40 bps
Three Months Ended June 30, 2023 v. 2022
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$12,338	N/A
Ingredient costs	533	20
Volume	803	N/A
Pricing impacts	N/A	(110)
Discounts	N/A	(40)
Other	2,211	100
Total change	$15,885	(30)
Dutch Bros Inc.| Form 10-Q | 40

Six Months Ended June 30, 2023 v. 2022
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	$22,957	N/A
Ingredient costs	3,349	80
Volume	(1,055)	N/A
Pricing impacts	N/A	(140)
Discounts	N/A	(20)
Other	3,964	120
Total change	$29,215	40
Labor Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Labor costs	$58,735	$47,240	$11,495	24.3%		$107,284	$89,001	$18,283	20.5%
As a percentage of company-operated shop revenues	26.6%	29.4%	N/A	(280)	bps	27.2%	30.6%	N/A	(340) bps
Three Months Ended June 30, 2023 v. 2022
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$13,670	N/A
Staffing management	(3,916)	(180)
Volume	845	N/A
Pricing impacts	N/A	(110)
Discounts	N/A	(40)
Other	896	50
Total change	$11,495	(280)
Six Months Ended June 30, 2023 v. 2022
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	$26,325	N/A
Staffing management	(7,037)	(180)
Volume	(1,368)	N/A
Pricing impacts	N/A	(140)
Discounts	N/A	(30)
Other	363	10
Total change	$18,283	(340)
Dutch Bros Inc.| Form 10-Q | 41

Occupancy and Other Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Occupancy and other costs	$32,642	$26,621	$6,021	22.6%		$63,201	$49,624	$13,577	27.4%
As a percentage of company-operated shop revenues	14.8%	16.6%	N/A	(180)	bps	16.0%	17.1%	N/A	(110) bps
Three Months Ended June 30, 2023 v. 2022
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$7,780	N/A
Leverage/deleverage	N/A	(20)
Pricing impacts	N/A	(60)
Discounts	N/A	(20)
Other	(1,759)	(80)
Total change	$6,021	(180)
Six Months Ended June 30, 2023 v. 2022
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands; unaudited)	$	BPS
Shop weeks	$14,772	N/A
Pricing impacts	N/A	(70)
Promotional discounts	N/A	(10)
Other	(1,195)	(30)
Total change	$13,577	(110)
Pre-opening Costs

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except shop data; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Pre-opening costs	$3,264	$3,578	$(314)	(8.8)%		$6,495	$9,600	$(3,105)	(32.3)%
As a percentage of company-operated shop revenues	1.5%	2.2%	N/A	(70)	bps	1.6%	3.3%	N/A	(170) bps
New company-operated shops opened	35	26	9	34.6%		77	60	17	28.3%
Pre-opening costs per new company-operated shop	$93	$138	$(45)	(32.6)%		$84	$160	$(76)	(47.5)%
Dutch Bros Inc.| Form 10-Q | 42

Three and Six Months Ended June 30, 2023 v. 2022
The decrease in pre-opening costs was primarily driven by opening a higher proportion of shops in existing markets, which do not require as much support, in the three and six months ended June 30, 2023 as compared to the same periods in 2022.
Depreciation and Amortization

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Depreciation and amortization	$14,799	$8,307	$6,492	78.2%		$27,800	$15,447	$12,353	80.0%
As a percentage of company-operated shop revenues	6.7%	5.2%	N/A	150	bps	7.1%	5.3%	N/A	180 bps
Three and Six Months Ended June 30, 2023 v. 2022
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2023 and 2022.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Company-operated shop gross profit	$52,079	$31,218	$20,861	66.8%		$80,951	$47,857	$33,094	69.2%
As a percentage of company-operated shop revenues	23.6%	19.4%	N/A	420	bps	20.5%	16.5%	N/A	400 bps
Company-operated shop contribution [1]	$66,878	$39,525	$27,353	69.2%		$108,751	$63,304	$45,447	71.8%
As a percentage of company-operated shop revenues	30.3%	24.6%	N/A	570	bps	27.6%	21.8%	N/A	580 bps
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 43

Three Months Ended June 30, 2023 v. 2022
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(unaudited)	BPS
Ingredient costs	(20)
Shop operating costs	80
Labor costs	180
Costs increases	240
Menu prices	320
Discounts	40
Pricing and discounts	360
Pre-opening costs	70
New shop related items	70
Leverage (deleverage)	70
Other	(320)
Total change in Company-operated shop gross profit	420
Depreciation and amortization	150
Total change in Company-operated shop contribution [1]	570
Six Months Ended June 30, 2023 v. 2022
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(in thousands; unaudited)	BPS
Ingredient costs	(80)
Shop operating costs	30
Labor costs	180
Costs increases	130
Menu prices	400
Discounts	30
Pricing and discounts	430
Pre-opening costs	170
New shop related items	170
Leverage (deleverage)	(60)
Other	(270)
Total change in Company-operated shop gross profit	400
Depreciation and amortization	180
Total change in Company-operated shop contribution [1]	580
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Dutch Bros Inc.| Form 10-Q | 44

Franchising and Other Segment Performance

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Franchising and other revenue	$28,927	$25,869	$3,058	11.8%		$53,030	$47,838	$5,192	10.9%
Franchising and other gross profit	$19,164	$13,793	$5,371	38.9%		$36,036	$28,143	$7,893	28.0%
As a percentage of franchising and other revenue	66.2%	53.3%	N/A	1,290	bps	68.0%	58.8%	N/A	920 bps
Three Months Ended June 30, 2023 v. 2022
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $3.7 million primarily from products sold to franchisees, net of costs and adjustments.
+    $0.9 million from shop weeks, driven by shop openings during the period.
+    $0.8 million from same shop sales.
Six Months Ended June 30, 2023 v. 2022
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $5.7 million primarily from products sold to franchisees, net of costs and adjustments.
+    $1.4 million from shop weeks, driven by shop openings during the period.
+    $0.8 million from same shop sales.
Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Selling, General and Administrative	$51,662	$42,342	$9,320	22.0%	$97,638	$87,556	$10,082	11.5%
As a percentage of total revenues	20.7%	22.7%	N/A	N/M	21.8%	25.9%	N/A	N/M
Three Months Ended June 30, 2023 v. 2022
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $7.4 million from investments in human capital, processes, and systems to support our revenue growth.
+    $2.0 million or 80 bps in estimated expense for certain legal disputes.
-    $0.3 million or 10 bps from lower equity-based compensation charges.
Dutch Bros Inc.| Form 10-Q | 45

The summation of the impact of the specific items above would have increased selling, general and administrative expenses by 70 bps to be 23.4% of revenue. However, leverage from revenue growth reduces that percentage by 270 bps to be 20.7% of revenue.
Six Months Ended June 30, 2023 v. 2022
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $12.4 million from investments in human capital, processes, and systems to support our revenue growth.
+     $2.0 million or 40 bps in estimated expense for certain legal disputes.
-    $2.4 million or 50 bps from prior year company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
-    $1.2 million or 30 bps from prior year write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 pandemic as a substitute for in person engagement practices pre-pandemic. The platform was determined ineffective, particularly as we shifted back to in person engagement and easing of restrictions related to the COVID-19 pandemic.
-    $1.0 million or 20 bps from lower equity-based compensation charges.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses from prior year by 60 bps to be 25.3% of revenue. However, leverage from revenue growth reduces that percentage by 350 bps to be 21.8% of revenue.
Other Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Interest expense on finance leases	$(4,134)	$(2,056)	$(2,078)	101.1%	$(7,589)	$(3,779)	$(3,810)	100.8%
Other interest expense, net	(4,924)	(1,540)	(3,384)	219.7%	(9,355)	(2,306)	(7,049)	305.7%
Interest expense, net	$(9,058)	$(3,596)	$(5,462)	151.9%	$(16,944)	$(6,085)	$(10,859)	178.5%
Other income	1,039	61	978	N/M	2,346	282	2,064	N/M
Total other expense	$(8,019)	$(3,535)	$(4,484)	126.8%	$(14,598)	$(5,803)	$(8,795)	151.6%
Three and Six Months Ended June 30, 2023 v. 2022
The increases in interest expense, net was primarily driven by increased borrowings and higher interest rates associated with our credit facility, and additional finance leases for new shop builds.
The increases in other income was primarily driven by the recognition of remeasurement gains related to the TRAs liability.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2022 v. 2021		2023	2022	2023 v. 2022
Income tax expense	$1,851	$885	$966	109.2%	$4,431	$671	$3,760	560.4%
Effective tax rate	16.0%	(102.2)%	N/A	N/M	93.3%	(3.9)%	N/A	N/M
Dutch Bros Inc.| Form 10-Q | 46

Three Months Ended June 30, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income and changes in state earnings mix.
Six Months Ended June 30, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income, vested equity-based compensation adjustments, and changes in state earnings mix.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $23.7 million and $20.2 million as of June 30, 2023 and December 31, 2022, respectively.
For the six months ended June 30, 2023, our principal sources of liquidity were cash flows from our revolving credit facility and operations. Our principal uses of liquidity for the six months ended June 30, 2023 were to fund our new shop builds and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Net cash provided by operating activities	$45,843	$16,713	$29,130	174.3%
Net cash used in investing activities	(102,058)	(88,633)	(13,425)	15.1
Net cash provided by financing activities	59,754	74,707	(14,953)	(20.0)%
Net increase in cash and cash equivalents	$3,539	$2,787	$752	27.0%
Cash and cash equivalents at beginning of period	20,178	18,506	1,672	9.0
Cash and cash equivalents at end of period	$23,717	$21,293	$2,424	11.4%
Operating Activities
The increase in operating activities cash flows was primarily driven by:
+    Working capital management and efficiencies with new shop openings.
Investing Activities
The increase in investing activities cash outflows was primarily driven by:
+    Investment in capital expenditures as a result of new company-operated shop openings.
-    Shop acquisitions in the prior year compared to no acquisitions in the current year.
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
Dutch Bros Inc.| Form 10-Q | 47

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
As of June 30, 2023, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2022:
•Operating lease liabilities — increased approximately $14 million from newly commenced leases.
•Finance lease liabilities — increased approximately $131 million from newly commenced leases.
•Debt obligations — increased approximately $69 million on a net basis primarily due to borrowings on our 2022 Credit Facility.
Senior Secured Credit Facility
JP Morgan Credit Facility
On February 28, 2022, we amended our senior secured credit facility with JPMorgan Chase, N.A. The 2022 Credit Facility had a total capacity of $500 million, consisting of a $250 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $150 million. It also contained an option allowing Dutch Bros Inc. to increase the size of the 2022 Credit Facility by up to an additional $150 million, with the agreement of the committing lenders. Upon entering into the 2022 Credit Facility, we drew a $100 million term loan and approximately $28 million in revolving loans, and the existing credit facility was repaid and terminated.
On August 4, 2023 (the Effective Date) we amended the 2022 Credit Facility to increase borrowing capacity by a total of $150 million (the Amended 2022 Credit Facility). The Amended 2022 Credit Facility has a total capacity of $650 million, consisting of a $350 million revolving credit facility (increased from $250 million), a term loan facility of up to $100 million (no change), and a delayed draw term loan facility of up to $200 million (increased from $150 million). The Amended 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The Amended 2022 Credit Facility expires on February 28, 2027 (the Maturity Date), and portions of the delayed draw term loan facility expire if they remain undrawn on certain dates prior to the Maturity Date.
Interest on borrowings under the Amended 2022 Credit Facility is based on (a) the Alternate Base Rate plus an applicable margin, or (b) the Adjusted Term SOFR plus an applicable margin, and is payable in accordance with the selected interest rate period (at least quarterly) and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule up through and including the Maturity Date.
Obligations under the Amended 2022 Credit Facility are guaranteed by each of Dutch Bros Inc.’s subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Interest Rate Swap Contract
On April 1, 2022, Dutch Bros Inc. entered into an interest rate swap transaction with JPMorgan Chase Bank, N.A. with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap was to fix the interest base rate charged on the term loan at 2.67% for the $70 million notional amount. The interest rate swap matures on February 28, 2027.
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and company-operated shop gross profit margins. We typically experience higher nominal system sales in the summer months, which
Dutch Bros Inc.| Form 10-Q | 48

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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions costs, (gain) loss on the remeasurement of the liability related to the TRAs, and estimated expense related to certain legal disputes.
Dutch Bros Inc.| Form 10-Q | 49

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
Selling, general, and administrative expenses, excluding equity-based compensation expense, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions costs, and estimated expense related to certain legal disputes.
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
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, restricted stock awards and restricted stock units in Dutch Bros Inc. and/or Profit Interest Units in Dutch Bros OpCo to certain eligible employees.
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
Dutch Bros Inc.| Form 10-Q | 50

TRAs remeasurements
(Gain) loss impacts on condensed consolidated statements of operations related to adjustments of our TRAs liabilities.
Legal proceedings
Estimated loss accrual related to certain legal disputes.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	52,079	23.6	31,218	19.4	80,951	20.5	47,857	16.5
Depreciation and amortization	14,799	6.7	8,307	5.2	27,800	7.1	15,447	5.3
Company-operated shop contribution	66,878	30.3	39,525	24.6	108,751	27.6	63,304	21.8

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income (loss)	9,711	3.9	(1,751)	(0.9)	320	0.1	(18,030)	(5.3)
Depreciation and amortization	16,516	6.7	10,539	5.7	31,295	7.0	19,721	5.8
Interest expense, net	9,058	3.6	3,596	1.9	16,944	3.8	6,085	1.8
Income tax expense	1,851	0.7	885	0.5	4,431	1.0	671	0.2
EBITDA	37,136	14.9	13,269	7.1	52,990	11.9	8,447	2.5
Equity-based compensation	10,149	4.1	10,446	5.6	19,319	4.3	20,346	6.0
COVID-19: Thank You pay and catastrophic leave	—	—	224	0.1	—	—	1,174	0.3
COVID-19: prepaid costs not utilized	—	—	—	—	—	—	1,200	0.4
Milestone events	—	—	—	—	—	—	2,434	0.7
Executives transition costs	225	0.1	—	—	375	0.1	—	—
TRAs remeasurement	(861)	(0.5)	—	—	(2,155)	(0.5)	—	—
Legal proceedings	1,950	0.8	—	—	1,950	0.4	—	—
Adjusted EBITDA	48,599	19.4	23,939	12.8	72,479	16.2	33,601	9.9
Dutch Bros Inc.| Form 10-Q | 51

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative [1]	51,662	20.7	42,342	22.7	97,638	21.8	87,556	25.9
Equity-based compensation	(10,149)	(4.1)	(10,446)	(5.6)	(19,319)	(4.3)	(20,346)	(6.0)
COVID-19: prepaid costs not utilized	—	—	—	—	—	—	(1,200)	(0.4)
Milestone events	—	—	—	—	—	—	(2,434)	(0.7)
Executives transition costs	(225)	(0.1)	—	—	(375)	(0.1)	—	—
Legal proceedings	(1,950)	(0.8)	—	—	(1,950)	(0.4)	—	—
Adjusted selling, general, and administrative	39,338	15.7	31,896	17.1	75,994	17.0	63,576	18.8
_________________
1    Selling, general, and administrative expenses include depreciation and amortization.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation by increasing our menu prices over the past year, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing, as we experienced during the six months ended June 30, 2023, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which increases directly affect our labor costs, and other upward pressure on wage rates in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of June 30, 2023, we employed approximately 16,000 hourly workers in our company-operated shops.
Dutch Bros Inc.| Form 10-Q | 52

Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of June 30, 2023, $96.9 million and $182.7 million were outstanding on our term loan and revolving loans, respectively. A hypothetical increase of interest rates up to 1% on our outstanding term and revolving loans as of June 30, 2023 would result in an increase in our annual interest expense of approximately $2.8 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 53

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023. Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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
Remediation Efforts
The following remedial actions have been taken as of June 30, 2023:
▪Purchased and implemented a software tool designed to facilitate the logging of system changes.
▪Reviewed the organizational structure supporting systems administration and began implementing recommendations arising from this review to help ensure that we have the necessary expertise and experience to oversee system change management protocols and controls.
▪Launched a review of system change control design with the assistance of third-party consultants. Recommendations arising from this review will help ensure that all system changes to configurations within the IT environments are logged and approved.
Dutch Bros Inc.| Form 10-Q | 54

•Designed and implemented reconciliation and review controls to ensure that the accounting for breakage is complete and accurate.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of June 30, 2023, and therefore have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Other than as disclosed, there have been no changes during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 55

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our company matures, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially adversely affect our business, financial condition, results of operations, and growth prospects.
Please refer to NOTE 16 — Commitments and Contingencies under the heading “Legal Proceedings” for further information.
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
Dutch Bros Inc.| Form 10-Q | 56

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
Dutch Bros Inc.| Form 10-Q | 57

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
Dutch Bros Inc.| Form 10-Q | 58

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
As of June 30, 2023, Dutch Bros had 754 shops across 14 states, of which 473 were company-operated and 281 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the six months ended June 30, 2023, we opened 77 new company-operated shops, across 9 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
•identify available and suitable sites, specifically for drive-thru locations;
•compete for such sites;
•reach acceptable agreements regarding the lease of locations;
•obtain or have available the financing required to acquire and operate a shop, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
Dutch Bros Inc.| Form 10-Q | 59

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
As part of our longer-term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new shops, restrictions on the use of certain branding, or increases in the cost of development; difficulties in hiring qualified personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our shops in our existing markets, and we will need to build this recognition in new markets. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, and operating costs than existing shops, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new shops.
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
Dutch Bros Inc.| Form 10-Q | 60

Some of Dutch Bros’ shops open with an initial start-up period of higher-than-normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new shops stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, we do not expect our AUV and comparable sales to continue to increase at the rates achieved over the past several years. Our ability to operate new shops profitably and increase average shop revenue and comparable shop sales will depend on many factors, some of which are beyond our control, including:
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
Dutch Bros Inc.| Form 10-Q | 61

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
Dutch Bros Inc.| Form 10-Q | 62

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
Our leases generally have initial terms of 15 years with renewal options. Shop leases provide for a specified annual rent, typically at a fixed rate for the first five years, with incremental escalations thereafter, and which may contain Consumer Price Index increases and other escalators. Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future shop is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. Also, because we sometimes purchase real property for various shop locations, we are subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the shops, which may result from competition from similar restaurants in the area as well as strict, joint and several liability for environmental contamination at or from the property, regardless of fault.
Dutch Bros Inc.| Form 10-Q | 63

*Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of June 30, 2023, approximately 37% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-Q | 64

*Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of June 30, 2023, our company-operated and franchised shops in the Western United States represent approximately 80% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
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
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 27% of our systemwide net sales in the six months ended June 30, 2023. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
Dutch Bros Inc.| Form 10-Q | 65

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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee continued to increase significantly during the six months ended June 30, 2023. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, the cost of dairy products remained elevated during the six months ended June 30, 2023. If these increased dairy costs are sustained or further increased, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins.
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
Dutch Bros Inc.| Form 10-Q | 66

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
Dutch Bros Inc.| Form 10-Q | 67

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
We rely on information technology networks and systems and data processing: to market; to sell and deliver our products; to fulfill orders; to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (Process or Processing) personal information, confidential or proprietary information, financial information and other sensitive information (collectively, Sensitive Information); to manage a variety of business processes and activities; for financial reporting purposes; to operate our business; to process orders; to accept payments using credit cards and debit cards; to accept payments using the Dutch Rewards mobile app; for legal purposes; and to comply with regulatory, legal and tax requirements.
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
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent.
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
Dutch Bros Inc.| Form 10-Q | 68

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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Sensitive Information or our information technology networks and systems (or those of the third parties upon which we rely).
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
Dutch Bros Inc.| Form 10-Q | 69

We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or Sensitive Information. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
*Pandemics or disease outbreaks have had, and may continue to have, an effect on our business and results of operations.
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
Our operations have been, and we expect will continue to be, disrupted when employees or employees of our franchise partners are suspected of having COVID-19 or other illnesses since this requires us or our franchise partners to quarantine some or all such employees and close and disinfect our impacted shops. If a significant percentage of our workforce or the workforce of our franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition, or results of operations.
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
Dutch Bros Inc.| Form 10-Q | 70

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
*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and actual or perceived changes in interest rates, continued economic inflation, and failures of financial institutions), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Dutch Bros Inc.| Form 10-Q | 71

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
Dutch Bros Inc.| Form 10-Q | 72

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
Third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks and service marks. This risk may increase as we enter new markets with localized competitors. In the event that these or other intellectual property rights are successfully challenged, we could experience brand dilution or be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands. Third parties may also assert that we infringe, misappropriate, or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party's intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third-party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
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
*If we, our franchise partners, or our vendors are unable to protect our customers’ credit and debit card data or confidential information in connection with processing the same or confidential
Dutch Bros Inc.| Form 10-Q | 73

employee information, we could be exposed to data loss, litigation, liability, and reputational damage.
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
We process a significant volume of credit and debit card transactions on a daily basis through our point of sale and order management systems and our Dutch Rewards mobile app. We have in the past, and may again in the future, be the victim of fraudulent transactions arising out of the actual or alleged theft of credit or debit card information through such systems. Such instances have and can lead to the reversal of payments received by us for such payments, referred to as a “chargeback.” We have been and will likely continue to be liable for chargebacks and other costs and fees related to fraudulent transactions. Our ability to detect and combat such fraudulent transactions, which have become increasingly common and sophisticated, could be adversely impacted by the emergence and innovation of new technology platforms, including mobile and other devices. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat the use of fraudulent or stolen credit cards, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition. We may also be subject to lawsuits, regulatory investigations, or other proceedings relating to these types of incidents.
Dutch Bros Inc.| Form 10-Q | 74

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
Dutch Bros Inc.| Form 10-Q | 75

*We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We recently announced the transition of our Chief Executive Officer from Joth Ricci to Christine Barone. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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
Dutch Bros Inc.| Form 10-Q | 76

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
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Dutch Bros Inc.| Form 10-Q | 77

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
Dutch Bros Inc.| Form 10-Q | 78

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
We Process Sensitive Information to provide our products and services and other business functions. Our Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern data privacy, security, and Processing of personal information by us and on our behalf.
Data privacy and security have become a significant issue in the United States. The legal and regulatory framework for data privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. The number and scope of data privacy and security obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other obligations. We expect that there will continue to be new data privacy and security obligations, and any significant change to data privacy and security obligations could increase compliance costs for us and our vendors.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, these include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, as amended (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses Processing personal information. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for violations (up to $7,500 per violation), including for data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA) applies to personal information of consumers, business representatives and employees and establishes a new California Privacy Protection Agency to implement and enforce the law.
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
Dutch Bros Inc.| Form 10-Q | 79

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
Furthermore, we rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers. We, and our vendors, may be subject to various current and future obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the TCPA impose specific requirements on communications with customers. Additionally, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
We strive to comply with applicable data privacy and security obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable data privacy and security obligations. Any failure by us or a third-party processor to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of the foregoing could result in an adverse consequences, including increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
Dutch Bros Inc.| Form 10-Q | 80

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
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have also been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages.
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
Dutch Bros Inc.| Form 10-Q | 81

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
Dutch Bros Inc.| Form 10-Q | 82

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
Dutch Bros Inc.| Form 10-Q | 83

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
Dutch Bros Inc.| Form 10-Q | 84

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
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
Dutch Bros Inc.| Form 10-Q | 87

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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. This litigation, and other litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Dutch Bros Inc.| Form 10-Q | 88

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
Certain affiliates of our Co-Founder beneficially own approximately 75.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 18.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus, our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
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
Dutch Bros Inc.| Form 10-Q | 89

Our Co-Founder and Sponsor own approximately 64.5% of the Dutch Bros OpCo Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
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
Dutch Bros Inc.| Form 10-Q | 90

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
Dutch Bros Inc.| Form 10-Q | 91

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
Dutch Bros Inc.| Form 10-Q | 92

*Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of June 30, 2023, we had $96.9 million and $182.7 million in term loan and revolving loans outstanding, respectively. In addition, subject to certain restrictions under the 2022 Credit Facility (as defined in NOTE 9 — Debt to the consolidated financial statements included elsewhere in this Form 10-Q), we may incur additional debt.
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
Furthermore, all of our debt under our 2022 Credit Facility bears interest at variable rates, which may increase from time to time, for example, we experienced such an increase during the six months ended June 30, 2023. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
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
Dutch Bros Inc.| Form 10-Q | 93

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
Dutch Bros Inc.| Form 10-Q | 94

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
Dutch Bros Inc.| Form 10-Q | 95

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
Dutch Bros Inc.| Form 10-Q | 96

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
Dutch Bros Inc.| Form 10-Q | 97

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
Dutch Bros Inc.| Form 10-Q | 98

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
Dutch Bros Inc.| Form 10-Q | 99

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
Brian Maxwell, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 Preset Diversification Program on June 5, 2023 (the Trading Plan), providing for the potential sale of up to 150,000 shares of our Class A common stock between September 4, 2023 and May 17, 2024. The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Dutch Bros Inc.| Form 10-Q | 100

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
Dutch Bros Inc.| Form 10-Q | 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

August 9, 2023	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 102