Form 10-Q
period 2023-09-30
Dutch Bros Inc.
filed 2023-11-08
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of November 2, 2023, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	63,018,400
Class B common stock	60,629,136
Class C common stock	41,056,429
Class D common stock	12,411,419

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
Follow-On Offering	Has the meaning set forth in NOTE 13 — Equity and Equity-Based Compensation to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/M	A not meaningful percentage.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
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
Dutch Bros, our Windmill logo (), Dutch Bros Blue Rebel, and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names, and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$149,786	$20,178
Accounts receivable, net	9,136	11,966
Inventories, net	50,296	39,229
Prepaid expenses and other current assets	12,188	10,949
Total current assets	221,406	82,322
Property and equipment, net	498,705	365,468
Finance lease right-of-use assets, net	364,757	247,943
Operating lease right-of-use assets, net	190,864	169,302
Intangibles, net	6,215	8,804
Goodwill	21,629	21,629
Deferred income tax assets, net	330,278	288,765
Other long-term assets	5,176	2,127
Total assets	$1,639,030	$1,186,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,703	$21,270
Accrued liabilities	40,309	27,452
Other current liabilities	7,621	7,860
Deferred revenue	22,414	25,335
Line of credit	—	110,865
Current portion of finance lease liabilities	9,574	7,971
Current portion of operating lease liabilities	9,326	9,317
Current portion of long-term debt	3,864	2,609
Total current liabilities	120,811	212,679
Deferred revenue, net of current portion	5,524	6,119
Tax receivable agreements liability, net of current portion	219,183	220,923
Finance lease liabilities, net of current portion	347,961	237,130
Operating lease liabilities, net of current portion	182,201	161,228
Long-term debt, net of current portion	92,704	96,297
Other long-term liabilities	8	8
Total liabilities	968,392	934,384
Commitments and contingencies (Note 16)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	September 30, 2023	December 31, 2022
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 58,948 and 45,544 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 64,699 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 41,056 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 12,411 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	344,771	145,613
Accumulated other comprehensive income	1,093	813
Accumulated deficit	(14,190)	(17,310)
Total stockholders' equity attributable to Dutch Bros Inc.	331,676	129,118
Non-controlling interests	338,962	122,858
Total equity	670,638	251,976
Total liabilities and equity	$1,639,030	$1,186,360
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts; unaudited)	2023	2022	2023	2022
REVENUES
Company-operated shops	$236,472	$173,501	$630,588	$464,200
Franchising and other	28,035	25,147	81,065	72,985
Total revenues	264,507	198,648	711,653	537,185

COSTS AND EXPENSES
Cost of sales	189,323	148,092	519,482	410,629
Selling, general and administrative	50,490	45,378	148,128	132,934
Total costs and expenses	239,813	193,470	667,610	543,563

INCOME (LOSS) FROM OPERATIONS	24,694	5,178	44,043	(6,378)

OTHER EXPENSE
Interest expense, net	(9,325)	(5,011)	(26,269)	(11,096)
Other income (expense), net	(140)	(1,944)	2,206	(1,662)
Total other expense	(9,465)	(6,955)	(24,063)	(12,758)

INCOME (LOSS) BEFORE INCOME TAXES	15,229	(1,777)	19,980	(19,136)
Income tax expense (benefit)	1,828	(3,371)	6,259	(2,700)
NET INCOME (LOSS)	$13,401	$1,594	$13,721	$(16,436)
Less: Net income (loss) attributable to non-controlling interests	9,191	(169)	10,601	(12,346)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$4,210	$1,763	$3,120	$(4,090)
Net income (loss) per share of Class A and Class D common stock:
Basic	$0.07	$0.03	$0.05	$(0.08)
Diluted	$0.07	$0.03	$0.05	$(0.08)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	59,366	53,118	57,598	50,719
Diluted	60,214	54,418	57,598	50,719
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023	2022
Net income (loss)	$13,401	$1,594	$13,721	$(16,436)
Other comprehensive income
Unrealized gain on derivative securities, effective portion, net of income tax expense of $112, $244, $137 and $294 respectively	385	2,484	659	3,050
Comprehensive income (loss)	13,786	4,078	14,380	(13,386)
Less: comprehensive income (loss) attributable to non-controlling interests	9,388	1,612	10,980	(10,144)
Comprehensive income (loss) attributable to Dutch Bros Inc.	$4,398	$2,466	$3,400	$(3,242)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, June 30, 2023	45,674	$1	64,699	$1	41,056	$—	12,411	$—	$152,900	$905	$(18,400)	$134,668	$270,075
Net income	—	—	—	—	—	—	—	—	—	—	4,210	9,191	13,401
Unrealized gain on derivative securities, effective portion, net of income tax expense of $112	—	—	—	—	—	—	—	—	(168)	188	—	197	217
Equity-based compensation expense	—	—	—	—	—	—	—	—	3,864	—	—	5,834	9,698
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	5	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,098	—	—	—	330,098
Effect of acquisition of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	(189,072)	—	—	189,072	—
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	555	—	—	—	555
Balance, September 30, 2023	58,948	$1	64,699	$1	41,056	$—	12,411	$—	$344,771	$1,093	$(14,190)	$338,962	$670,638

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2023

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income	—	—	—	—	—	—	—	—	—	—	3,120	10,601	13,721
Unrealized gain on derivative securities, effective portion, net of income tax expense of $137	—	—	—	—	—	—	—	—	(187)	280	—	379	472
Equity-based compensation expense	—	—	—	—	—	—	—	—	10,609	—	—	18,408	29,017
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	135	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,098	—	—	—	330,098
Effect of acquisition of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	(187,950)	—	—	187,950	—
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	655	—	—	—	655
Balance, September 30, 2023	58,948	$1	64,699	$1	41,056	$—	12,411	$—	$344,771	$1,093	$(14,190)	$338,962	$670,638

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended September 30, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit ¹	Non-Controlling Interests ¹	Total Equity
Balance, June 30, 2022	39,558	$—	64,699	$1	45,386	$1	14,062	$—	$126,538	$145	$(18,410)	$114,042	$222,317
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,763	(169)	1,594
Unrealized gain on derivative securities, effective portion, net of income tax expense of $244	—	—	—	—	—	—	—	—	(17)	703	—	1,781	2,467
Equity-based compensation	—	—	—	—	—	—	—	—	3,656	—	—	6,993	10,649
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	3	—	—	—	—	—	—	—	—	—	—	—	—
Tax impact of Tax Receivable Agreements and other equity transactions	—	—	—	—	—	—	—	—	6,775	—	—	—	6,775
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	4,528	—	—	(4,528)	—
Surrender and cancellation of Class C & D common stock	5,980	1	—	—	(4,330)	(1)	(1,651)	—	—	—	—	—	—
Balance, September 30, 2022	45,541	$1	64,699	$1	41,056	$—	12,411	$—	$141,480	$848	$(16,647)	$118,119	$243,802
1    Subsequent to the Company’s January 1, 2022 adoption of the lease standard, the Company continued to review relevant lease contract elements and improve business processes, which resulted in adjustments to the Company’s adoption entries.
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit ¹	Non-Controlling Interests ¹	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$—	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	—	122	301	423
Net loss	—	—	—	—	—	—	—	—	—	—	(4,090)	(12,346)	(16,436)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $294	—	—	—	—	—	—	—	—	(17)	848	—	2,202	3,033
Equity-based compensation	—	—	—	—	—	—	—	—	10,083	—	—	20,912	30,995
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	128	—	—	—	—	—	—	—	(1,145)	—	—	(2,755)	(3,900)
Tax impact of Tax Receivable Agreements and other equity transactions	—	—	—	—	—	—	—	—	15,958	—	—	—	15,958
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	9,408	—	—	(9,408)	—
Surrender and cancellation of Class C & D common stock	10,980	1	—	—	(7,950)	(1)	(3,030)	—	—	—	—	—	—
Balance, September 30, 2022	45,541	$1	64,699	$1	41,056	$—	12,411	$—	$141,480	$848	$(16,647)	$118,119	$243,802
1    Subsequent to the Company’s January 1, 2022 adoption of the lease standard, the Company continued to review relevant lease contract elements and improve business processes, which resulted in adjustments to the Company’s adoption entries.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022
Cash flows from operating activities:
Net income (loss)	$13,721	$(16,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,411	31,531
Non-cash interest expense	609	509
Gain on disposal of assets	(245)	(265)
Equity-based compensation	29,017	30,995
Deferred income taxes	5,600	(3,757)
Remeasurement loss (gain) on TRAs	(1,740)	1,910
Non-cash operating lease cost	8,363	7,299
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,830	(3,771)
Inventories, net	(11,067)	(10,301)
Prepaid expenses and other current assets	(943)	(1,283)
Other long-term assets	(544)	1,161
Accounts payable	3,429	3,967
Accrued liabilities	7,863	2,208
Other current liabilities	(239)	(38)
Deferred revenue	(3,516)	5,860
Other long-term liabilities	—	(21)
Operating lease liabilities	(7,643)	(6,800)
Net cash provided by operating activities	94,906	42,768
Cash flows from investing activities:
Purchases of property and equipment	(167,732)	(134,634)
Proceeds from disposal of fixed assets	271	1,274
Acquisition of shops from franchisees	—	(6,051)
Net cash used in investing activities	(167,461)	(139,411)
Cash flows from financing activities:
Proceeds from line of credit	90,000	122,705
Payments on line of credit	(202,705)	—
Payments on finance lease liabilities	(10,556)	(3,144)
Proceeds from long-term debt	—	1,375
Payments on long-term debt	(1,951)	(1,333)
Payments of debt issuance costs	(1,350)	(2,749)
Proceeds from equity offering, net of underwriting discounts and commissions	331,200	—
Payment of deferred offering costs	(579)	(250)
Tax withholding payments upon vesting of equity awards	(1,896)	(3,900)
Net cash provided by financing activities	202,163	112,704
Net increase in cash and cash equivalents	129,608	16,061
Cash and cash equivalents, beginning of period	20,178	18,506
Cash and cash equivalents, end of period	$149,786	$34,567
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$27,663	$10,134
Income taxes paid	1,447	1,138
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	$14,207	$8,864
Deferred offering costs accrued	523	—
Transfer between line of credit and term loan facility	—	100,000
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of September 30, 2023, there were 794 shops in operation in 16 U.S. states, of which 510 were company-operated and 284 were franchised.
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
As of September 30, 2023, Dutch Bros Inc. held 100.0% of the voting interest and 40.3% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 59.7% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the Company’s 2022 Form 10-K and as updated by this Form 10-Q.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
Dutch Bros Inc.| Form 10-Q | 14

Significant Accounting Policies
Advertising Expense
Advertising expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Advertising expense	$7,903	$8,158	$20,940	$22,840
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this standard effective January 1, 2023 did not have a material impact on its condensed consolidated financial statements.
In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The ASU amends and supersedes various SEC paragraphs pursuant to SEC staff guidance and was effective upon issuance. The new standard has had no material impact on the Company's condensed consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121. The ASU amends and supersedes various SEC paragraphs pursuant to SEC staff guidance and was effective upon issuance. The new standard has had no material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Standards
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification (ASC) in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited, and amendments should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 15

NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Company-operated shops	$236,472	$173,501	$630,588	$464,200
Franchising	26,691	23,802	76,860	69,028
Other	1,344	1,345	4,205	3,957
Total revenues	$264,507	$198,648	$711,653	$537,185

Deferred Revenue
Deferred revenue activity related to the Company’s gift card and loyalty programs was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Beginning balance	$26,904	$22,765
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	255,782	186,303
Revenue recognized - gift card, loyalty app, loyalty rewards redemptions, and breakage	(257,144)	(180,538)
Ending balance	25,542	28,530
Less: current portion	(21,999)	(25,371)
Deferred revenue, net of current portion, gift card and loyalty programs	$3,543	$3,159
Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Outstanding performance obligations	$—	$2,152
Initial unearned franchise fees from franchise partners	2,396	2,398
Total deferred revenue, excluding gift card and loyalty programs	2,396	4,550
Less: current portion	(415)	(2,587)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,981	$1,963
Revenue recognized during the three and nine months ended September 30, 2023 and 2022 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.
Dutch Bros Inc.| Form 10-Q | 16

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gift card redemptions [1]	$553	$473	$4,742	$3,621
Earned franchise fees	114	117	342	390
_____________________
1     Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Future recognition of initial unearned franchise fees as of September 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$110
2024	400
2025	346
2026	304
2027	259
Thereafter	977
Total	$2,396
NOTE 4 — Shop Acquisitions
During the three and nine months ended September 30, 2023, the Company did not repurchase the franchise rights and assets of any shops from franchise partners.
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$31,361	$21,335
Finished goods	18,935	17,894
Total inventories	$50,296	$39,229
As of September 30, 2023, there was no reserve for inventories. As of December 31, 2022, reserves for inventories were $0.1 million.
Dutch Bros Inc.| Form 10-Q | 17

NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			September 30, 2023	December 31, 2022
Software	3			$7,430	$7,430
Equipment and fixtures	3	—	7	145,686	93,908
Leasehold improvements	5	—	15	39,301	29,985
Buildings	10	—	20	235,433	158,250
Land	N/A			7,715	7,956
Aircraft [1]	N/A			9,195	9,195
Construction-in-progress [2]	N/A			157,782	131,240
Property and equipment, gross				602,542	437,964
Less: accumulated depreciation				(103,837)	(72,496)
Property and equipment, net				$498,705	$365,468
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$11,157	$6,932	$30,403	$18,486
Selling, general and administrative expenses	408	702	1,235	2,114
Total depreciation expense	$11,565	$7,634	$31,638	$20,600
No impairment charges were recognized for the three and nine months ended September 30, 2023 and 2022.
NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	September 30, 2023	December 31, 2022
Reacquired franchise rights	3.17	$27,049	$27,049
Less: accumulated amortization		(20,834)	(18,245)
Intangibles, net		$6,215	$8,804
Dutch Bros Inc.| Form 10-Q | 18

Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$820	$1,055	$2,589	$3,012
The estimated future amortization expense of the reacquired franchise rights as of September 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$800
2024	2,469
2025	1,435
2026	681
2027	383
Thereafter	447
Total	$6,215
Goodwill
Goodwill is allocated entirely to the Company-operated shops segment. The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2022	$21,629
Business combinations	—
Balance, September 30, 2023	$21,629
No impairment charges were recognized for the three and nine months ended September 30, 2023 and 2022.
NOTE 8 — Leases
Nature of Leases
The Company leases all of its domestic company-operated shops, warehouse facilities, most headquarters buildings, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2043.
The Company’s real estate leases consist of commercial ground leases (land only) and build-to-suit leases (land and building). Generally, the Company’s real estate leases have an initial term of 15 years and typically include two to three renewal options of five years each. These renewal options are included in the lease term when it is reasonably certain that the option will be exercised. For commercial ground leases, one five-year renewal is included in the Company’s initial lease term calculations. For operating leases, the Company recognizes straight-line lease expense over the lease term from the date the Company takes possession of the leased property. For finance leases, lease expense follows an accelerated expense recognition over the lease term from the date the Company takes possession of the leased property. Variable lease costs generally include payments for additional rent such as real estate taxes, insurance, and common area maintenance, and are excluded from the measurement of the lease liability.
Dutch Bros Inc.| Form 10-Q | 19

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
A summary of finance and operating lease right-of-use assets and lease liabilities as of September 30, 2023 is as follows:

(in thousands)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$364,757	$247,943
Operating leases	Operating lease right-of-use assets, net	190,864	169,302
Total right-of-use assets		$555,621	$417,245

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$9,574	$7,971
	Finance lease liabilities, net of current portion	347,961	237,130

Operating leases	Current portion of operating lease liabilities	9,326	9,317
	Operating lease liabilities, net of current portion	182,201	161,228
Total lease liabilities		$549,062	$415,646
The components of lease cost were as follows for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statement of Operations Classification	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$5,731	$3,121	$15,184	$7,919
Interest on lease liabilities	Interest expense	4,755	2,482	12,344	6,261
Total finance lease cost		10,486	5,603	27,528	14,180

Operating lease cost	Cost of sales	4,899	4,228	14,097	$12,109

Variable lease cost	Cost of sales	990	566	3,434	1,625
Total lease cost		$16,375	$10,397	$45,059	$27,914
Dutch Bros Inc.| Form 10-Q | 20

Future minimum lease payments for finance and operating lease liabilities as of September 30, 2023 are as follows:

(in thousands)	Finance	Operating
Remainder of 2023	$6,879	$4,042
2024	30,264	18,406
2025	31,347	18,347
2026	31,653	18,188
2027	32,340	17,856
Thereafter	428,325	193,361
Total	$560,808	$270,200
Less: imputed interest	(203,273)	(78,673)
Present value of minimum lease payments	357,535	191,527
Less: current portion	(9,574)	(9,326)
Lease liabilities, net of current portion	$347,961	$182,201
A summary of lease terms and discount rates for finance and operating leases is as follows:

September 30, 2023
Weighted-average remaining lease term (years)
Finance leases	16.3
Operating leases	14.8

Weighted-average discount rate (percentages)
Finance leases	5.7%
Operating leases	4.7%
Supplemental cash flow information related to leases as of September 30, 2023 is as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12,344	$6,261
Operating cash flows from operating leases	13,378	11,611
Financing cash flows from finance leases	10,556	3,144
Right-of-use assets obtained in exchange for lease obligations[1]:
Finance leases	122,990	135,987
Operating leases	28,626	171,437
________________
1 The 2022 amounts include the transition adjustment for the adoption of ASU 2016-02, as amended.
Dutch Bros Inc.| Form 10-Q | 21

NOTE 9 — Debt
Credit Facility
On August 4, 2023, certain subsidiaries of the Company entered into an amendment to its existing $500 million senior secured credit facility, dated February 28, 2022, with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto (as amended, the 2022 Credit Facility) to increase borrowing capacity by a total of $150 million. The 2022 Credit Facility has a total capacity of $650 million, consisting of a $350 million revolving credit facility (increased from $250 million), a term loan facility of up to $100 million (no change), and a delayed draw term loan facility of up to $200 million (increased from $150 million). The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date), and portions of the delayed draw term loan facility expire if they remain undrawn on certain dates prior to the Maturity Date.
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
The 2022 Credit Facility contains financial covenants that require the Company to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The 2022 Credit Facility also contains certain negative covenants that, among other things, limit the Company’s ability to incur additional debt, grant liens on assets, merge with or acquire other companies, make other investments, dispose of assets, and make restricted payments. Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and certain of its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
As further detailed in NOTE 13 — Equity and Equity-Based Compensation, Dutch Bros OpCo used the proceeds it received from the sale of 13.3 million Class A common units in connection with the Follow-On Offering (as defined in NOTE 13 — Equity and Equity-Based Compensation) to repay approximately $202.7 million of the 2022 Credit Facility, representing the balance of the Company’s revolving loans as of the repayment date. As of September 30, 2023, the full $350 million was available for borrowing on the revolving loans.
As of September 30, 2023, approximately $96.3 million of principal was outstanding on the term loan. The term loan bears interest at 7.67% as of September 30, 2023. The Company was in compliance with its financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 22

Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	September 30, 2023	December 31, 2022
Term loan under credit facility	$96,250	$98,125
Finance obligation[1]	1,385	1,379
Unsecured note payable	443	524
Total debt	98,078	100,028
Less: loan origination fees	(1,510)	(1,122)
Less: current portion	(3,864)	(2,609)
Total long-term debt, net of current portion	$92,704	$96,297
_______________
1    Represents failed sale-leaseback arrangements under ASC 842.
Future annual maturities of long-term debt as of September 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$653
2024	4,491
2025	6,998
2026	13,256
2027	71,295
Thereafter	1,385
Total	$98,078
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
The Company has an interest rate swap, which is required to be measured at fair value on a recurring basis. Designated as a Level 2 instrument within the fair value hierarchy, the interest rate swap as of September 30, 2023 had a fair value of $3.8 million, and is recorded as an asset on the Company’s condensed consolidated balance sheet.
The fair value of the Company’s interest rate swap was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.
See NOTE 11 — Derivative Financial Instruments for additional details related to the interest rate swap.
Dutch Bros Inc.| Form 10-Q | 23

NOTE 11 — Derivative Financial Instruments
From time to time, the Company may enter into interest rate swaps to fix a portion of interest expense. The Company does not enter into derivative instruments for any other purpose other than to manage its risks related to fluctuations in interest rates and does not engage in interest rate speculation using derivative instruments.
During 2022, the Company entered into a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A with respect to $70 million of the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of September 30, 2023, the one-month adjusted term SOFR was 5.32%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of September 30, 2023, the Company expects to reclassify a gain of approximately $1.8 million from AOCI to earnings within the next twelve months.
The fair value and effect of the derivative instrument included in the Company’s condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,754	$1,457
	Other long-term assets	2,018	1,706
Total derivative instrument designated as cash flow hedge		$3,772	$3,163

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Classification	2023	2022	2023	2022
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income (loss) before reclassifications	Statement of Comprehensive Income (Loss)	$962	$2,651	$2,012	$2,935
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statement of Operations - Interest expense, net	(465)	77	$(1,216)	409
Income tax expense	Statement of Operations - Income tax expense	(112)	(244)	$(137)	(294)
Dutch Bros Inc.| Form 10-Q | 24

For additional information related to the Company’s derivative instrument, see NOTE 10 — Fair Value Measurements.
NOTE 12 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income tax expense (benefit)	$1,828	$(3,371)	$6,259	$(2,700)
Effective tax rate	12.0%	N/M	31.3%	14.1%

Three and Nine Months Ended September 30, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income, changes in state earnings mix, and impact on outside basis differences as a result of prior year tax filings.
NOTE 13 — Equity and Equity-Based Compensation
Follow-On Offering
On September 12, 2023, Dutch Bros Inc. completed a follow-on offering of approximately 13.3 million shares of Class A common stock at a public offering price of $26.00 per share, which included approximately 1.7 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares (the Follow-On Offering). This resulted in proceeds of approximately $331.2 million, net of underwriting discounts and commissions. The proceeds were used to purchase an equal number of Class A common units of Dutch Bros OpCo. Dutch Bros OpCo used the proceeds for working capital and general corporate purposes, including principal repayment of the Company’s revolving credit facility, and for payment of offering costs of approximately $1.1 million. The offering costs were charged to additional paid-in capital on the Company’s condensed consolidated balance sheets.
Equity Awards
As of September 30, 2023, the Company had equity-based compensation awards outstanding consisting of RSAs and RSUs.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2022	2,667	$23.00
Vested	(1,333)	23.00
Forfeitures	(18)	23.00
Balance, September 30, 2023	1,316	$23.00
Dutch Bros Inc.| Form 10-Q | 25

Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2022	583	$44.34
New grants	458	31.25
Vested	(223)	41.90
Forfeitures	(175)	43.29
Balance, September 30, 2023	643	$36.13
Total release date fair value of vested restricted stock awards and units for the nine months ended September 30, 2023 and 2022 are presented below.

(in thousands, except per share amounts)	Nine Months Ended September 30, 2023	Weighted-average vest date fair value per share	Nine Months Ended September 30, 2022	Weighted-average vest date fair value per share
Restricted stock awards	$36,451	$27.34	$69,604	$52.21
Restricted stock units	6,039	27.08	10,559	51.99
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Selling, general, and administrative expenses	$9,698	$10,649	$29,017	$30,995
As of September 30, 2023, total unrecognized stock-based compensation related to unvested stock awards was $23.8 million, which will be recognized as follows:

(in thousands)
Remainder of 2023	$9,986
2024	7,904
2025	5,054
2026	840
Total unrecognized stock-based compensation	$23,784
Dutch Bros Inc.| Form 10-Q | 26

NOTE 14 — Non-Controlling Interests
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo provides that holders of Dutch Bros OpCo Class A common units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of its Dutch Bros OpCo Class A common units for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, Dutch Bros Inc. will receive a corresponding number of Dutch Bros OpCo Class A common units, increasing Dutch Bros Inc.’s total ownership in Dutch Bros OpCo. Changes in Dutch Bros Inc.’s ownership in Dutch Bros OpCo, while Dutch Bros Inc. retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Dutch Bros OpCo Class A common units by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
The following table summarizes the ownership interest in Dutch Bros OpCo:

	September 30, 2023
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	71,360	40.3%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	105,755	59.7%
Total Dutch Bros OpCo Class A common units outstanding	177,115	100.0%
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
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average ownership percentage	64.1%	67.0%	64.8%	68.5%
Dutch Bros Inc.| Form 10-Q | 27

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Dutch Bros Inc.	$4,210	$1,763	$3,120	$(4,090)
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense	188	703	280	848
Transfers from (to) non-controlling interests:
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	—	—	122
Increase in additional paid-in capital as a result of equity-based compensation	3,864	3,656	10,609	10,083
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	—	—	(661)	(1,145)
Increase (decrease) in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	(189,072)	4,528	(187,950)	9,408
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$(180,810)	$10,650	$(174,602)	$15,226
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Numerator:
Net income (loss)	$13,401	$1,594	$13,721	$(16,436)
Less: Net income (loss) attributable to non-controlling interests	9,191	(169)	10,601	(12,346)
Net income (loss) attributable to Dutch Bros Inc.	$4,210	1,763	$3,120	$(4,090)
Dutch Bros Inc.| Form 10-Q | 28

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$4,210	$1,763	$3,120	$(4,090)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	59,366	53,118	57,598	50,719

Basic net income (loss) per share attributable to common stockholders	$0.07	$0.03	$0.05	$(0.08)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed net income (loss) for basic computation	$4,210	$1,763	$3,120	$(4,090)
Increase (decrease) in net income (loss) attributable to common stockholders upon conversion of potentially dilutive instruments	44	(1)	—	—
Allocation of undistributed net income (loss)	$4,254	$1,762	$3,120	$(4,090)

Denominator:
Number of shares used in basic computation	59,366	53,118	57,598	50,719
Add: weighted-average effect of dilutive securities
Restricted stock awards	848	1,300	—	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net loss per share	60,214	54,418	57,598	50,719
Diluted net income (loss) per share attributable to common stockholders	$0.07	$0.03	$0.05	$(0.08)
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted income (loss) per share of Class B and Class C common stock under the two-class method has not been presented.
Dutch Bros Inc.| Form 10-Q | 29

The following Class A common stock equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Restricted stock awards	—	—	1,315	2,667
Restricted stock units	643	555	643	555
Total anti-dilutive securities	643	555	1,958	3,222
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
Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of September 30, 2023 and December 31, 2022, the Company had guaranteed approximately $1.5 million and $1.6 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
Legal Proceedings
The Company is a party to routine legal actions arising in the ordinary course of and incidental to its business. These claims, legal proceedings, and litigation principally arise from alleged casualty, employment, and other disputes.
In regard to estimated expense related to such alleged legal disputes, the Company had previously accrued a liability of approximately $2.0 million, which is included within accrued liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2023. The related expense is reflected in selling, general and administrative expense for the nine months ended September 30, 2023.
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
Dutch Bros Inc.| Form 10-Q | 30

Any claim, proceeding or litigation has an element of uncertainty, and an unfavorable outcome may have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros Inc. and certain of its executive officers for alleged violations of U.S. federal securities laws. On August 3, 2023, the court appointed a lead plaintiff and re-captioned the case Douglas Rein, Individually and On Behalf of All Others Similarly Situated v. Dutch Bros, Inc. et al. On August 31, 2023 an amended complaint was filed (the Amended Complaint) which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), on behalf of a proposed class consisting of those who acquired Dutch Bros Inc.’s securities between November 10, 2021 and May 11, 2022. The Amended Complaint generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The Amended Complaint primarily seeks compensatory damages for all affected members of the purported class. On September 28, 2023, the defendants filed a motion to dismiss the Amended Complaint, and the lead plaintiff filed a response on October 26, 2023. The Company has until November 9, 2023 to file a reply.
In addition, on June 14, 2023, June 30, 2023, and July 18, 2023, respectively, plaintiffs Brennan Hudson, Darren Wakefield, and Amanda Boster each filed a putative stockholder derivative lawsuit in U.S. District Court for the Southern District of New York. The complaints name Dutch Bros Inc. as a nominal defendant and purport to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaints each primarily seek to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged, restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents. On July 27, 2023, the three actions were consolidated, and the consolidated action is now captioned In re Dutch Bros Inc. Derivative Litigation. On September 14, 2023, the court entered an order staying the consolidated action pending the resolution of the motion to dismiss in the above-described putative class action lawsuit and entry of a scheduling order in the consolidated action.
On November 3, 2023, plaintiff David Briggs filed a putative stockholder derivative lawsuit in the Delaware Court of Chancery. The complaint names Dutch Bros Inc. as a nominal defendant and purports to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged, restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents.
The Company intends to vigorously defend these lawsuits. Given the nature of these cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of these cases or estimate the range of potential loss, if any.
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of September 30, 2023, Dutch Bros Inc. recognized $219.2 million of liabilities related to its obligations under the TRAs.
Dutch Bros Inc.| Form 10-Q | 31

NOTE 17 — Related Party Transactions
The Company’s donations to the Dutch Bros Foundation (the Foundation), a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) serve on the board of directors, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Donations to Dutch Bros Foundation	$63	$1,866	$189	$5,086
For the three and nine months ended September 30, 2023, the Company and the Foundation focused on local community givebacks.
NOTE 18 — Segment Reporting
Segment information is prepared on the same basis that the Company’s CEO, who is the chief operating decision maker (the CODM), manages the segments, evaluates financial results and makes key operating decisions. The Company’s CEO evaluates the financial performance of the Company based on two operating segments: Company-operated shops and Franchising and other. The Company-operated shops segment includes coffee shop sales to customers. The Franchising and other segment includes bean and product sales to franchise partners and includes the initial franchise fees, royalties, and marketing fees.
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
No changes have been made to the Company’s segments during the three and nine months ended September 30, 2023. In addition, no customer represented 10% or more of total revenue for the three and nine months ended September 30, 2023 and 2022.
Dutch Bros Inc.| Form 10-Q | 32

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Company-operated shops	$236,472	$173,501	$630,588	$464,200
Franchising and other	28,035	25,147	81,065	72,985
Total revenues	264,507	198,648	711,653	537,185
Cost of sales:
Company-operated shops	179,480	138,781	492,645	381,623
Franchising and other	9,843	9,311	26,837	29,006
Total cost of sales	189,323	148,092	519,482	410,629
Segment contribution:
Company-operated shops	73,324	44,344	182,075	107,648
Franchising and other	19,563	17,314	58,257	48,319
Total segment contribution	$92,887	$61,658	$240,332	$155,967
Depreciation and amortization:
Company-operated shops	16,332	9,624	44,132	25,071
Franchising and other	1,371	1,478	4,029	4,340
Total depreciation and amortization	17,703	11,102	48,161	29,411
Selling, general and administrative	(50,490)	(45,378)	(148,128)	(132,934)
Interest expense, net	(9,325)	(5,011)	(26,269)	(11,096)
Other income (expense), net	(140)	(1,944)	2,206	(1,662)
Income (loss) before income taxes	$15,229	$(1,777)	$19,980	$(19,136)
Dutch Bros Inc.| Form 10-Q | 33

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
As of September 30, 2023, we had 794 company-operated and franchised shops in 16 states, an increase of approximately 23.9% from the same period in the prior year. For the three months ended September 30, 2023, we generated $264.5 million of revenue, $13.4 million net income, and $0.07 earnings per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 34

Key Highlights
•Completed our Follow-On Offering on September 12, 2023.
•Opened 37 company-operated shops across multiple new operating areas in the three months ended September 30, 2023. Company-operated shop count increased 37.8% over the same period in 2022, bringing total company-operated shops to 64.2% of our total shops.
•Raised more than $0.9 million for various youth organizations through our Buck for Kids day.
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
On a macro level, conditions (including bank failures and other events affecting financial institutions, rising interest rates, the ongoing impact of COVID-19, and the impacts of the Russia-Ukraine and Israel-Hamas wars) have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.

Dutch Bros Inc.| Form 10-Q | 35

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023	2022
REVENUES
Company-operated shops	$236,472	$173,501	$630,588	$464,200
Franchising and other	28,035	25,147	81,065	72,985
Total revenues	264,507	198,648	711,653	537,185

COSTS AND EXPENSES
Cost of sales	189,323	148,092	519,482	410,629
Selling, general and administrative	50,490	45,378	148,128	132,934
Total costs and expenses	239,813	193,470	667,610	543,563

INCOME (LOSS) FROM OPERATIONS	24,694	5,178	44,043	(6,378)

OTHER EXPENSE
Interest expense, net	(9,325)	(5,011)	(26,269)	(11,096)
Other income (expense), net	(140)	(1,944)	2,206	(1,662)
Total other expense	(9,465)	(6,955)	(24,063)	(12,758)

INCOME (LOSS) BEFORE INCOME TAXES	15,229	(1,777)	19,980	(19,136)
Income tax expense (benefit)	1,828	(3,371)	6,259	(2,700)
NET INCOME (LOSS)	13,401	1,594	13,721	(16,436)
Less: Net income (loss) attributable to non-controlling interests	9,191	(169)	10,601	(12,346)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$4,210	$1,763	$3,120	$(4,090)
Dutch Bros Inc.| Form 10-Q | 36

Segment Financials

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023	2022
Revenues:
Company-operated shops	$236,472	$173,501	$630,588	$464,200
Franchising and other	28,035	25,147	81,065	72,985
Total revenues	264,507	198,648	711,653	537,185
Cost of sales:
Company-operated shops	179,480	138,781	492,645	381,623
Franchising and other	9,843	9,311	26,837	29,006
Total cost of sales	189,323	148,092	519,482	410,629
Segment gross profit:
Company-operated shops	56,992	34,720	137,943	82,577
Franchising and other	18,192	15,836	54,228	43,979
Total gross profit	75,184	50,556	192,171	126,556
Depreciation and amortization:
Company-operated shops	$16,332	$9,624	44,132	25,071
Franchising and other	1,371	1,478	4,029	4,340
All other ¹	413	708	1,250	2,120
Total depreciation and amortization	$18,116	$11,810	$49,411	$31,531
Segment contribution:
Company-operated shops	73,324	44,344	182,075	107,648
Franchising and other	19,563	17,314	58,257	48,319
Total segment contribution	$92,887	$61,658	$240,332	$155,967
Selling, general and administrative	(50,490)	(45,378)	(148,128)	(132,934)
Interest expense, net	(9,325)	(5,011)	(26,269)	(11,096)
Other income (expense), net	(140)	(1,944)	2,206	(1,662)
Income (loss) before income taxes	$15,229	$(1,777)	$19,980	$(19,136)
__________________
1 Included in selling, general and administrative expenses and not part of segment contribution calculation.
Dutch Bros Inc.| Form 10-Q | 37

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shop count data; unaudited)	2023	2022	2023	2022
Shop count, beginning of period
Company-operated	473	336	396	271
Franchised	281	267	275	267
Total shop count	754	603	671	538
Company-operated new openings	37	34	114	94
Franchised new openings	2	4	8	9
Acquisition of franchise shops	—	—	—	5
Re-openings [7]	1	—	1	—
Shop count, end of period
Company-operated	510	370	510	370
Franchised	284	271	284	271
Total shop count	794	641	794	641

Systemwide AUV [1]	N/A	N/A	$1,950	$1,917
Company-operated shops AUV [1]	N/A	N/A	$1,901	$1,875

Systemwide same shop sales [2,3]	4.0%	1.7%	2.1%	1.4%
Company-operated same shop sales [2]	2.8%	1.0%	0.5%	1.1%

Systemwide sales [3]	$391,286	$312,961	$1,069,284	$864,929
Company-operated operating weeks [4]	6,400	4,614	17,576	12,526
Franchising and other operating weeks [4]	3,703	3,513	10,881	10,291

Dutch Rewards member registrations [5]	583	566	1,650	1,551

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	236,472	100.0	173,501	100.0	630,588	100.0	464,200	100.0
Company-operated shop gross profit	56,992	24.1	34,720	20.0	137,943	21.9	82,577	17.8
Company-operated shop contribution [6]	73,324	31.0	44,344	25.6	182,075	28.9	107,648	23.2
Selling, general, and administrative expenses	50,490	19.1	45,378	22.9	148,128	20.8	132,934	24.8
Adjusted selling, general, and administrative expenses [6]	40,567	15.3	34,729	17.5	116,561	16.4	98,305	18.3
Net income (loss)	13,401	5.1	1,594	0.8	13,721	1.9	(16,436)	(3.1)
Adjusted EBITDA [6]	53,008	20.0	27,830	14.0	125,487	17.6	61,431	11.4
Dutch Bros Inc.| Form 10-Q | 38

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2023	2022	2023	2022
Systemwide shop base	572	452	503	414
Company-operated shop base	310	203	246	173
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
4    Company-operated and franchise shops operating weeks are calculated based on the number of operating days for the shop base and dividing by 7. Our shop base is defined as shops opened as of the period end date. The operating weeks calculations, reflect re-acquired franchises through 2022. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
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
7    Re-opening of a shop that was temporarily closed in 2021.
Dutch Bros Inc.| Form 10-Q | 39

Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	236,472	100.0	173,501	100.0	630,588	100.0	464,200	100.0

Beverage, food, and packaging costs	61,317	25.9	47,092	27.1	169,702	26.8	126,262	27.2
Labor costs	61,521	26.0	49,000	28.3	168,805	26.8	138,001	29.8
Occupancy and other costs	36,126	15.3	28,517	16.4	99,327	15.8	78,141	16.8
Pre-opening costs	4,184	1.8	4,548	2.6	10,679	1.7	14,148	3.0
Depreciation and amortization	16,332	6.9	9,624	5.6	44,132	7.0	25,071	5.4
Company-operated shop costs and expenses	179,480	75.9	138,781	80.0	492,645	78.1	381,623	82.2
Company-operated shop gross profit	56,992	24.1	34,720	20.0	137,943	21.9	82,577	17.8
Company-operated shop contribution [1]	73,324	31.0	44,344	25.6	182,075	28.9	107,648	23.2
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Company-operated shop revenues	$236,472	$173,501	$62,971	36.3%	$630,588	$464,200	$166,388	35.8%
Three Months Ended September 30, 2023 v. 2022
The Company-operated shop revenue increase was driven by the following:
+    $58.7 million from company-operated shops opened during 2023 and 2022.
+    $4.3 million from increase in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 310 company-operated shops was included in the comparable shop base.
Nine Months Ended September 30, 2023 v. 2022
The Company-operated shop revenue increase was primarily driven by the following:
+    $163.7 million from company-operated shops opened during 2023 and 2022.
Dutch Bros Inc.| Form 10-Q | 40

+    $2.7 million from increase in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 246 company-operated shops was included in the comparable shop base.
_________________
1    The comparable shop bases were 203 and 310 for the three months ended September 30, 2022, and 2023, respectively, and 173 and 246 for the nine months ended September 30, 2022, and 2023, respectively. The comparable shop base includes mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Beverage, food and packaging costs	$61,317	$47,092	$14,225	30.2%		$169,702	$126,262	$43,440	34.4%
As a percentage of company-operated shop revenues	25.9%	27.1%	N/A	(120)	bps	26.8%	27.2%	N/A	(40)	bps
Three Months Ended September 30, 2023 v. 2022
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$12,237	N/A
Ingredient costs	1,413	60
Volume	575	N/A
Pricing impacts	N/A	(140)
Discounts	N/A	(40)
Total change	$14,225	(120)
Dutch Bros Inc.| Form 10-Q | 41

Nine Months Ended September 30, 2023 v. 2022
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$35,195	N/A
Ingredient costs	4,763	80
Volume	(480)	N/A
Pricing impacts	N/A	(140)
Discounts	N/A	(30)
Other	3,962	50
Total change	$43,440	(40)
Labor Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Labor costs	$61,521	$49,000	$12,521	25.6%		$168,805	$138,001	$30,804	22.3%
As a percentage of company-operated shop revenues	26.0%	28.3%	N/A	(230)	bps	26.8%	29.8%	N/A	(300)	bps
Three Months Ended September 30, 2023 v. 2022
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$12,981	N/A
Staffing management	(1,529)	(60)
Volume	530	N/A
Pricing impacts	N/A	(140)
Discounts	N/A	(40)
Other	539	10
Total change	$12,521	(230)
Nine Months Ended September 30, 2023 v. 2022
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$39,306	N/A
Staffing management	(8,566)	(140)
Volume	(838)	N/A
Pricing impacts	N/A	(140)
Discounts	N/A	(30)
Other	902	10
Total change	$30,804	(300)
Dutch Bros Inc.| Form 10-Q | 42

Occupancy and Other Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Occupancy and other costs	$36,126	$28,517	$7,609	26.7%		$99,327	$78,141	$21,186	27.1%
As a percentage of company-operated shop revenues	15.3%	16.4%	N/A	(110)	bps	15.8%	16.8%	N/A	(100)	bps
Three Months Ended September 30, 2023 v. 2022
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$7,482	N/A
Leverage/deleverage	N/A	(10)
Pricing impacts	N/A	(80)
Discounts	N/A	(20)
Other	127	—
Total change	$7,609	(110)
Nine Months Ended September 30, 2023 v. 2022
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$22,253	N/A
Pricing impacts	N/A	(80)
Other	(1,067)	(20)
Total change	$21,186	(100)
Pre-opening Costs

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except shop data; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Pre-opening costs	$4,184	$4,548	$(364)	(8.0)%		$10,679	$14,148	$(3,469)	(24.5)%
As a percentage of company-operated shop revenues	1.8%	2.6%	N/A	(80)	bps	1.7%	3.0%	N/A	(130)	bps
New company-operated shops opened	37	34	3	8.8%		114	94	20	21.3%
Pre-opening costs per new company-operated shop	$113	$134	$(21)	(15.7)%		$94	$151	$(57)	(37.7)%
Three and Nine Months Ended September 30, 2023 v. 2022
The decrease in pre-opening costs was primarily driven by opening a higher proportion of shops in existing markets, which do not require as much support, in the three and nine months ended September 30, 2023 as compared to the same periods in 2022.
Dutch Bros Inc.| Form 10-Q | 43

Depreciation and Amortization

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Depreciation and amortization	$16,332	$9,624	$6,708	69.7%		$44,132	$25,071	$19,061	76.0%
As a percentage of company-operated shop revenues	6.9%	5.6%	N/A	130	bps	7.0%	5.4%	N/A	160	bps
Three and Nine Months Ended September 30, 2023 v. 2022
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2023 and 2022.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Company-operated shop gross profit	$56,992	$34,720	$22,272	64.1%		$137,943	$82,577	$55,366	67.0%
As a percentage of company-operated shop revenues	24.1%	20.0%	N/A	410	bps	21.9%	17.8%	N/A	410	bps
Company-operated shop contribution [1]	$73,324	$44,344	$28,980	65.4%		$182,075	$107,648	$74,427	69.1%
As a percentage of company-operated shop revenues	31.0%	25.6%	N/A	540	bps	28.9%	23.2%	N/A	570	bps
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 44

Three Months Ended September 30, 2023 v. 2022
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(unaudited)	BPS
Ingredient costs	(60)
Shop operating costs	(10)
Labor costs	60
Costs increases	(10)
Menu prices	410
Discounts	50
Pricing and discounts	460
Pre-opening costs	80
New shop related items	80
Leverage (deleverage)	40
Other	(160)
Total change in Company-operated shop gross profit	410
Depreciation and amortization	130
Total change in Company-operated shop contribution [1]	540
Nine Months Ended September 30, 2023 v. 2022
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points, were driven by the following:

(unaudited)	BPS
Ingredient costs	(80)
Shop operating costs	20
Labor costs	140
Costs decreases	80
Menu prices	400
Discounts	30
Pricing and discounts	430
Pre-opening costs	130
New shop related items	130
Leverage (deleverage)	(30)
Other	(200)
Total change in Company-operated shop gross profit	410
Depreciation and amortization	160
Total change in Company-operated shop contribution [1]	570
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Dutch Bros Inc.| Form 10-Q | 45

Franchising and Other Segment Performance

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022			2023	2022	2023 v. 2022
Franchising and other revenue	$28,035	$25,147	$2,888	11.5%		$81,065	$72,985	$8,080	11.1%
Franchising and other gross profit	$18,192	$15,836	$2,356	14.9%		$54,228	$43,979	$10,249	23.3%
As a percentage of franchising and other revenue	64.9%	63.0%	N/A	190	bps	66.9%	60.3%	N/A	660	bps
Three Months Ended September 30, 2023 v. 2022
The Franchising and other revenue and gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $0.9 million from shop weeks, driven by shop openings during the period.
+    $0.9 million from same shop sales.
+    $0.6 million primarily from products sold to franchisees, net of costs and adjustments.
Nine Months Ended September 30, 2023 v. 2022
The Franchising and other revenue and gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $6.9 million primarily from products sold to franchisees, net of costs and adjustments.
+    $2.2 million from shop weeks, driven by shop openings during the period.
+    $1.1 million from same shop sales.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Selling, General and Administrative	$50,490	$45,378	$5,112	11.3%	$148,128	$132,934	$15,194	11.4%
As a percentage of total revenues	19.1%	22.8%	N/A	N/M	20.8%	24.7%	N/A	N/M
Three Months Ended September 30, 2023 v. 2022
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $5.8 million from investments in human capital, processes, and systems to support our revenue growth.
-    $1.0 million or 40 bps from lower equity-based compensation charges.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses by 40 bps to be 22.4% of revenue. However, leverage from revenue growth reduces that percentage by 330 bps to be 19.1% of revenue.
Dutch Bros Inc.| Form 10-Q | 46

Nine Months Ended September 30, 2023 v. 2022
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $18.3 million from investments in human capital, processes, and systems to support our revenue growth.
+     $2.0 million or 30 bps in estimated expense for certain legal disputes.
-    $2.4 million or 30 bps from prior year company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
-    $2.0 million or 30 bps from lower equity-based compensation charges.
-    $1.2 million or 20 bps from prior year write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 pandemic as a substitute for in person engagement practices pre-pandemic. The platform was determined ineffective, particularly as we shifted back to in person engagement and easing of restrictions related to the COVID-19 pandemic.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses from prior year by 50 bps to be 24.2% of revenue. However, leverage from revenue growth reduces that percentage by 340 bps to be 20.8% of revenue.
Other Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Interest expense on finance leases	$(4,755)	$(2,498)	$(2,257)	90.4%	$(12,344)	$(6,277)	$(6,067)	96.7%
Other interest expense, net	(4,570)	(2,513)	(2,057)	81.9%	(13,925)	(4,819)	(9,106)	189.0%
Interest expense, net	$(9,325)	$(5,011)	$(4,314)	86.1%	$(26,269)	$(11,096)	$(15,173)	136.7%
Other income (expense), net	(140)	(1,944)	1,804	(92.8)%	2,206	(1,662)	3,868	(232.7)%
Total other expense	$(9,465)	$(6,955)	$(2,510)	36.1%	$(24,063)	$(12,758)	$(11,305)	88.6%
Three Months Ended September 30, 2023 v. 2022
The increase in interest expense, net was primarily driven by increased borrowings and higher interest rates associated with our credit facility, and additional finance leases for new shop builds.
The decrease in other income (expense), net was primarily driven by lower remeasurement losses in the current period related to the TRAs liability.
Nine Months Ended September 30, 2023 v. 2022
The increase in interest expense, net was primarily driven by increased borrowings and higher interest rates associated with our credit facility, and additional finance leases for new shop builds.
The decrease in other income (expense), net was primarily driven by remeasurement gains in the current period related to the TRAs liability.
Dutch Bros Inc.| Form 10-Q | 47

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2022 v. 2021		2023	2022	2023 v. 2022
Income tax expense (benefit)	$1,828	$(3,371)	$5,199	(154.2)%	$6,259	$(2,700)	$8,959	(331.8)%
Effective tax rate	12.0%	N/M	N/A	N/M	31.3%	14.1%	N/A	N/M
Three and Nine Months Ended September 30, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income, changes in state earnings mix, and impact on outside basis differences as a result of prior year tax filings.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $149.8 million and $20.2 million as of September 30, 2023 and December 31, 2022, respectively.
For the nine months ended September 30, 2023, our principal sources of liquidity were cash flows from our Follow-On Offering in September 2023, our revolving credit facility, and operations. Our principal uses of liquidity for the nine months ended September 30, 2023 were the payoff of our revolving credit facility, and to fund our new shop builds and working capital needs.
For additional information related to the Follow-On Offering, see below.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands; unaudited)	2023	2022	2023 v. 2022
Net cash provided by operating activities	$94,906	$42,768	$52,138	121.9%
Net cash used in investing activities	(167,461)	(139,411)	(28,050)	20.1
Net cash provided by financing activities	202,163	112,704	89,459	79.4%
Net increase in cash and cash equivalents	$129,608	$16,061	$113,547	707.0%
Cash and cash equivalents at beginning of period	20,178	18,506	1,672	9.0
Cash and cash equivalents at end of period	$149,786	$34,567	$115,219	333.3%
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
Financing Activities
The increase in financing activities cash flows was primarily driven by:
Dutch Bros Inc.| Form 10-Q | 48

+    Proceeds from our Follow-On Offering in September 2023.
-    Payoff of our revolving credit facility.
Cash Requirements
We believe that proceeds from our Follow-On Offering and 2022 Credit Facility, and cash provided by operating activities are adequate to fund our debt service requirements, lease obligations, and working capital obligations for at least the next 12 months.
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
As of September 30, 2023, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2022:
•Operating lease liabilities — increased approximately $37 million from newly commenced leases.
•Finance lease liabilities — increased approximately $191 million from newly commenced leases.
•Debt obligations — decreased approximately $115 million on a net basis primarily due to the payoff of our revolving credit facility.
Follow-On Offering
On September 12, 2023, Dutch Bros Inc. completed a follow-on offering of approximately 13.3 million shares of Class A common stock at a public offering price of $26.00 per share, which included approximately 1.7 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. This resulted in proceeds of approximately $331.2 million, net of underwriting discounts and commissions. The proceeds were used to purchase an equal number of Class A common units of Dutch Bros OpCo. Dutch Bros OpCo used the proceeds for working capital and general corporate purposes, including principal repayment of $202.7 million of our revolving credit facility, and for payment of offering costs of approximately $1.1 million. The offering costs were charged to additional paid-in capital on our condensed consolidated balance sheets.
Credit Facility
JP Morgan Credit Facility
On August 4, 2023, certain subsidiaries of Dutch Bros OpCo entered into an amendment to its existing $500 million senior secured credit facility, dated February 28, 2022 (the 2022 Credit Facility), with JP Morgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto, to increase borrowing capacity by a total of $150 million. The 2022 Credit Facility, as amended, has a total capacity of $650 million, consisting of a $350 million revolving credit facility (increased from $250 million), a term loan facility of up to $100 million (no change), and a delayed draw term loan facility of up to $200 million (increased from $150 million). The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date), and portions of the delayed draw term loan facility expire if they remain undrawn on certain dates prior to the Maturity Date.
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
Dutch Bros Inc.| Form 10-Q | 49

Obligations under the 2022 Credit Facility are guaranteed by each of Dutch Bros Inc.’s subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Approximately $202.7 million of proceeds from our Follow-On Offering were used to pay off the balance of the revolving credit facility as of the repayment date.
Interest Rate Swap Contract
On April 1, 2022, Dutch Bros Inc. entered into an interest rate swap transaction with JPMorgan Chase Bank, N.A. with respect to $70 million of the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap was to fix the interest base rate charged on the term loan at 2.67% for the $70 million notional amount. The interest rate swap matures on February 28, 2027. There were no changes to the interest rate swap contract resulting from the amendment to our credit facility.
See NOTE 9 — Debt and NOTE 11 — Derivative Financial Instruments for additional details related to our 2022 Credit Facility and interest rate swap contract.
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
Dutch Bros Inc.| Form 10-Q | 50

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
Dutch Bros Inc.| Form 10-Q | 51

COVID-19: “Thank You” pay and catastrophic leave
Costs related to two separate programs established to support employees during the COVID-19 pandemic. We implemented an hourly wage supplement program for shop employees who continued to work while their state or county was under a stay at home order or similar lockdown requirement. This program lasted in various markets until April 2021. We also established a catastrophic leave policy that provided paid leave to employees who were required to quarantine due to in-shop exposures and could not work their regular hours. The catastrophic leave program was retired in May 2023.
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
Legal proceedings
Estimated loss accrual related to certain legal disputes.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	56,992	24.1	34,720	20.0	137,943	21.9	82,577	17.8
Depreciation and amortization	16,332	6.9	9,624	5.6	44,132	7.0	25,071	5.4
Company-operated shop contribution	73,324	31.0	44,344	25.6	182,075	28.9	107,648	23.2
Dutch Bros Inc.| Form 10-Q | 52

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income (loss)	13,401	5.1	1,594	0.8	13,721	1.9	(16,436)	(3.1)
Depreciation and amortization	18,116	6.8	11,810	5.9	49,411	6.9	31,531	5.9
Interest expense, net	9,325	3.5	5,011	2.5	26,269	3.7	11,096	2.1
Income tax expense (benefit)	1,828	0.7	(3,371)	(1.7)	6,259	0.9	(2,700)	(0.5)
EBITDA	42,670	16.1	15,044	7.6	95,660	13.4	23,491	4.4
Equity-based compensation	9,698	3.7	10,649	5.4	29,017	4.0	30,995	5.8
COVID-19: Thank You pay and catastrophic leave	—	—	227	0.1	—	—	1,401	0.3
COVID-19: prepaid costs not utilized	—	—	—	—	—	—	1,200	0.2
Milestone events	—	—	—	—	—	—	2,434	0.5
Executives transition costs	225	0.1	—	—	600	0.1	—	—
TRAs remeasurement	415	0.1	1,910	1.0	(1,740)	(0.2)	1,910	0.4
Legal proceedings	—	—	—	—	1,950	0.3	—	—
Adjusted EBITDA	53,008	20.0	27,830	14.0	125,487	17.6	61,431	11.4

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative [1]	50,490	19.1	45,378	22.9	148,128	20.8	132,934	24.8
Equity-based compensation	(9,698)	(3.7)	(10,649)	(5.4)	(29,017)	(4.0)	(30,995)	(5.8)
COVID-19: prepaid costs not utilized	—	—	—	—	—	—	(1,200)	(0.2)
Milestone events	—	—	—	—	—	—	(2,434)	(0.5)
Executives transition costs	(225)	(0.1)	—	—	(600)	(0.1)	—	—
Legal proceedings	—	—	—	—	(1,950)	(0.3)	—	—
Adjusted selling, general, and administrative	40,567	15.3	34,729	17.5	116,561	16.4	98,305	18.3
_________________
1    Selling, general, and administrative expenses include depreciation and amortization.
Dutch Bros Inc.| Form 10-Q | 53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation by increasing our menu prices over the past year, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing, as we experienced during the nine months ended September 30, 2023, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which increases directly affect our labor costs, and other upward pressure on wage rates in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of September 30, 2023, we employed approximately 15,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of September 30, 2023, our revolving loans were paid off and $96.3 million was outstanding on our term loan. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of September 30, 2023 would result in an increase in our annual interest expense of approximately $1.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 54

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023. Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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
Remediation Efforts
The following remedial actions have been taken as of September 30, 2023:
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
Dutch Bros Inc.| Form 10-Q | 55

•Designed and implemented reconciliation and review controls to ensure that the accounting for breakage is complete and accurate.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of September 30, 2023, and therefore have concluded that our disclosure controls and procedures were not effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Other than as disclosed, there have been no changes during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 56

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
Dutch Bros Inc.| Form 10-Q | 57

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
•We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
Dutch Bros Inc.| Form 10-Q | 58

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
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the war between Russia and Ukraine or the war between Israel and Hamas and the related risk of a larger regional conflict, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest, COVID-19 variants and other epidemics; and
•adverse outcomes of litigation.
Dutch Bros Inc.| Form 10-Q | 59

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
As of September 30, 2023, Dutch Bros had 794 shops across 16 states, of which 510 were company-operated and 284 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the nine months ended September 30, 2023, we opened 114 new company-operated shops, across 14 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
•identify available and suitable sites, specifically for drive-thru locations;
•compete for such sites;
•reach acceptable agreements regarding the lease of locations;
•obtain or have available the financing required to acquire and operate a shop, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
Dutch Bros Inc.| Form 10-Q | 60

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
Dutch Bros Inc.| Form 10-Q | 61

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
Dutch Bros Inc.| Form 10-Q | 63

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
Dutch Bros Inc.| Form 10-Q | 64

*Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of September 30, 2023, approximately 36% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-Q | 65

*Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of September 30, 2023, our company-operated and franchised shops in the Western United States represent approximately 70% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
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
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 26% of our systemwide net sales in the nine months ended September 30, 2023. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
Dutch Bros Inc.| Form 10-Q | 66

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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee continued to increase significantly during the nine months ended September 30, 2023. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, there have been recent material increases in dairy costs. If dairy costs further increase, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins.
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
Dutch Bros Inc.| Form 10-Q | 67

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
Dutch Bros Inc.| Form 10-Q | 68

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
Dutch Bros Inc.| Form 10-Q | 69

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
We may expend significant resources or modify our business activities to try to protect against such security incidents and/or fraud. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard, or reasonable security measures to protect our information technology networks and systems and Sensitive Information. Despite our efforts to protect our information technology networks and systems, and our Processing of Sensitive Information, no security solution, strategy, or measures can address all possible security threats and/or fraud. While we take steps to detect and remediate vulnerabilities, our security measures (and those of the third parties upon which we rely) may not be adequate to prevent or detect service interruption, system failure data loss, fraud or theft, or other material adverse consequences because the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred and we may not be able to anticipate or to implement effective preventative and remedial measures against all vulnerabilities. Unremediated high risk or critical vulnerabilities pose material risks to our business. Furthermore, there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as the Dutch Rewards mobile app is more widely adopted, and as we continue to expand the features and functionality of the Dutch Rewards mobile app.
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
Dutch Bros Inc.| Form 10-Q | 70

We may not have adequate insurance coverage for handling security incidents, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or Sensitive Information. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Dutch Bros Inc.| Form 10-Q | 71

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
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and actual or perceived changes in interest rates, continued economic inflation, and failures of financial institutions), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine and the war between Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Dutch Bros Inc.| Form 10-Q | 72

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
Dutch Bros Inc.| Form 10-Q | 73

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
Dutch Bros Inc.| Form 10-Q | 74

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
Dutch Bros Inc.| Form 10-Q | 75

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state, and local level, such as AB1228 in California, which creates a minimum wage of $20 per hour for fast food workers (beginning on April 1, 2024, among other provisions. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, this is likely to result in lower revenue, and may also reduce margins.
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
Dutch Bros Inc.| Form 10-Q | 76

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
Dutch Bros Inc.| Form 10-Q | 77

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
Dutch Bros Inc.| Form 10-Q | 78

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
Dutch Bros Inc.| Form 10-Q | 79

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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, these include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, as amended (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. The CCPA applies to the personal information of consumers, business representatives, and employees who are California residents, provides individual privacy rights for such residents, and places increased privacy and security obligations on covered businesses Processing personal information. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for violations (up to $7,500 per violation), including for data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA) added a new right for individuals to correct their personal information and established a new California Privacy Protection Agency to implement and enforce the law.
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
Dutch Bros Inc.| Form 10-Q | 80

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
Dutch Bros Inc.| Form 10-Q | 81

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
Dutch Bros Inc.| Form 10-Q | 82

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
Dutch Bros Inc.| Form 10-Q | 83

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
Dutch Bros Inc.| Form 10-Q | 84

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
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with financing our business operations and growth, to repay debt, or for acquisitions, investments, or otherwise (including pursuant to the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members). Additional issuances of our stock will result in dilution to
Dutch Bros Inc.| Form 10-Q | 87

existing holders of our stock. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
In particular, following the issuance of shares of Class A common stock in connection with the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members and the related cancellation of shares of our Class B common stock or Class C common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock.
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
Dutch Bros Inc.| Form 10-Q | 88

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
Dutch Bros Inc.| Form 10-Q | 89

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
Certain affiliates of our Co-Founder beneficially own approximately 74.7% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 18.5% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus, our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
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
Our Co-Founder and Sponsor own approximately 59.7% of the Dutch Bros OpCo Class A common units. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to us, the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
Dutch Bros Inc.| Form 10-Q | 90

*We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain affiliates of our Co-Founder beneficially own approximately 74.7% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
We have in the past, and may in the future, utilize one or more of these exemptions until we are no longer eligible for them. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the New York Stock Exchange.
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
*Future sales of shares of our Class A or Class D common stock could cause the market price of our Class A common stock to decline.
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
Subject to the terms of the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, an aggregate of 105,755,565 Dutch Bros OpCo Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 12,411,419 shares of Class D common stock may be converted into shares of our Class A common stock. Any shares we issue upon
Dutch Bros Inc.| Form 10-Q | 91

redemption or exchange of Dutch Bros OpCo Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
Dutch Bros Inc.| Form 10-Q | 92

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
As of September 30, 2023, we had $96.3 million outstanding under our term loan. In addition, subject to certain restrictions under the 2022 Credit Facility, we may incur additional debt.
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
Dutch Bros Inc.| Form 10-Q | 93

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
Furthermore, all of our debt under our 2022 Credit Facility bears interest at variable rates, which may increase from time to time, for example, we experienced such an increase during the nine months ended September 30, 2023. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
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
Dutch Bros Inc.| Form 10-Q | 94

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
Dutch Bros Inc.| Form 10-Q | 95

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
Dutch Bros Inc.| Form 10-Q | 96

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
Dutch Bros Inc.| Form 10-Q | 97

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
Dutch Bros Inc.| Form 10-Q | 98

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
Dutch Bros Inc.| Form 10-Q | 99

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
Labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the recent war between Russia and Ukraine and the war between Israel and Hamas, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest, and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and extreme weather conditions in other areas in which we operate, such as hurricanes and flooding in Texas, water scarcity or drought in California and other states, and the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We rely on the stable provision of utilities such as power and water that are subject to disruption or increased costs due to such events, which may cause significant operational disruptions or our operating costs to increase significantly. In the event of a major earthquake, hurricane, or catastrophic event such as drought, fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Dutch Bros Inc.| Form 10-Q | 100

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During our last fiscal quarter, entities controlled by our Co-Founder adopted a Rule 10b5-1 trading arrangement (the Trading Plan), providing for the sale of up to 6,472,456 shares of our Class A common stock upon the exchange of Class A common units of Dutch Bros OpCo and corresponding Class B common stock pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo. The Trading Plan’s expiration date is November 13, 2024. The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Dutch Bros Inc.| Form 10-Q | 101

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1	Amendment No. 1 to Credit Agreement, dated August 4, 2023, by and among Dutch Bros., LLC, DB Management Co., DB Franchising USA, LLC, Boersma Bros. LLC, the other Loan Parties party thereto, the financial institutions party thereto, and J.P. Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-40798	10.1	August 8, 2023
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 102

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

November 8, 2023	By:	/s/ Jonathan Ricci
Date		Jonathan Ricci
Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 103