Form 10-K
period 2023-12-31
Dutch Bros Inc.
filed 2024-02-23
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.2 billion, computed using the closing price on that day of $28.45.
Dutch Bros Inc.| Form 10-K | 2

As of February 16, 2024, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	70,544,036
Class B common stock	60,071,226
Class C common stock	35,863,929
Class D common stock	10,668,841
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Dutch Bros Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the consolidated financial statements, included elsewhere in this Form 10-K
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Common Units	The Common Units of Dutch Bros OpCo, as defined in the Second LLC Agreement, issued and outstanding immediately prior to recapitalization.
Continuing Members	The Co-Founder and the Sponsor
DEI	Diversity, Equity, and Inclusion
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
Follow-On Offering	Has the meaning set forth in NOTE 1 — Organization and Background to the consolidated financial statements, included elsewhere in this Form 10-K
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
MOB	A group of master broistas who travel to help open new locations and markets. They train new broistas on operations and infuse them with the culture of the Company.
N/M	A not meaningful percentage.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
Reorganization Transactions	The meaning set forth in NOTE 1 — Organization and Background to the consolidated financial statements, included elsewhere in this Form 10-K.
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs	Each have the meaning set forth in NOTE 1 — Organization and Background to the consolidated financial statements, included elsewhere in this Form 10-K.
Western United States	The collection of states including Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.
Dutch Bros Inc.| Form 10-K | 1

GLOSSARY
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
Dutch Bros Inc.| Form 10-K | 2

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including the impact of inflation, increased minimum wages, and general macroeconomic conditions on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, anticipated capital expenditures, consumer demand, and our expectations to generate positive cash flow in the foreseeable future, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from expectations. These factors include, but are not limited to, those listed under “Item 1A. Risk Factors” of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.
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

Dutch Bros Inc.| Form 10-K | 3

PART I

ITEM 1. BUSINESS
Dutch Bros Inc. is a Delaware corporation and its Class A common stock trades on the New York Stock Exchange under the symbol “BROS”.
OUR COMPANY
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the quick service beverage industry in the United States by location count. As of December 31, 2023, we had 831 shops, of which 542 were company-operated and 289 were franchise, across 16 states as shown in the graphic below. For additional information regarding company-operated and franchise shops by state, refer to Part I, Item 2 Properties of this Form 10-K.

Shops by State

67
155
37
154
30
25
45
80
11
11
22
166
7
2
18
1

Dutch Bros Inc.| Form 10-K | 4

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
•SPEED: When our shops are busy, a “runner” broista leaves the shop and greets our customers before they reach the drive-thru window. This runner explains the menu and helps customers personalize their orders. Using tablets, our runners take orders, sending them to broistas inside the shop, who utilize our flexible systems to hand-craft custom beverages. This system, in combination with “escape lanes,” in many shops that allow customers to receive their drinks and exit before reaching the window if their drinks are ready, helps our team manage throughput all day. See “Our Shops” section for illustration of our shop model.
•SERVICE: We embrace a customer-first attitude and use every interaction during the drive-thru experience to connect with our customers and seek to deliver an experience that exceeds our customers’ expectations.
The combination of hand-crafted and high-quality beverages, our unique drive-thru experience and our community-driven, people-first culture has allowed us to successfully open new shops and continue to share the “Dutch Luv”. To achieve these experiences and create meaningful differentiation in our industry, we and our franchise partners are committed to attracting and retaining broistas who deliver an experience that exceeds our customers’ expectations. We empower our broistas to take the extra step to make each customer interaction remarkable.
Our Menu
We sell a wide range of customizable hot, iced, and blended beverages.
•Coffee: coffee-based beverages make up ~50%1 of our menu mix. Coffee-based beverages include our espresso-based custom drinks, cold brew, and our proprietary “Freeze” blended beverages. Our Private Reserve coffee is a 100% Arabica three-bean blend, roasted in our Grants Pass facility. In our shops, we utilize premium La Marzocco machines to extract the coffee and deliver shots of smooth, full-bodied espresso.
•Energy: ~25%1 of our menu mix is based upon our proprietary Blue Rebel energy drink, which is highly customizable with flavors and modifiers and can be served blended or over ice. Our energy platform helps unlock the afternoon daypart and helps us appeal to a diverse customer base.
•Other: the remaining ~25%1 of our menu mix is a wide variety of teas, lemonades, sodas, and smoothies.
_________________
1    Based on number of drinks sold across our system in 2023.
Dutch Bros Inc.| Form 10-K | 5

Customers are encouraged to explore our robust “secret” menu and customize beverages through the addition of flavors and other modifiers. Many of our customers add “soft-top,” a sweet, creamy whipped topping that can be added to almost any order. High-levels of customization encourage innovation, creating a competitive moat and helping drive a broad demographic appeal.

Our Dutch Rewards Loyalty Program
In early 2021, we released our app-based digital loyalty program (Dutch Rewards) and quickly scaled it to account for approximately 60% of transactions by the end of 2021. We have continued to grow penetration even as we have rapidly built new shops and entered new geographies. In 2023, approximately 65% of all transactions were attributable to Dutch Rewards members.

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

We utilize Dutch Rewards to communicate and interact directly with our customers and drive traffic. Over time, we have been developing increased sophistication as we have moved toward a more targeted approach where we use consumer insights to drive behaviors that we expect will create lasting value. We intend to continue investing in consumer insights and moving toward more personalized marketing to offer targeted messaging, offers, and rewards that enhance the Dutch Bros experience at an attractive return on investment.

Our Shops
We are a drive-thru focused business: over 90% of our business is conducted through the drive-thru. We believe that our drive-thru business model places a premium on customer convenience without sacrificing the personal experience. Our shops and our real estate strategy are designed from the ground up to support the drive-thru business.
Our shops typically have a smaller footprint than other drive-thru formats - this compact footprint allows us greater flexibility to place locations on more parcels. We typically target lots that are at least 25,000 square feet to handle substantial car volume. Except for a handful of legacy “coffee houses”, all our shops deploy either a single or double drive-thru window with multiple feeder lanes for traffic flow.
Dutch Bros Inc.| Form 10-K | 6

Legacy Configuration	Current Configuration	Endcap Configuration

Size: ~500 square feet	Size: ~800-1,000 square feet	Size: ~1,200 square feet

Geographies: Legacy West Coast	Geographies: Widespread	Geographies: Select Locations

Characteristics: May have drive-thru lanes on both sides of the building; walk-up window optional; no lobby; storage outbuilding may be needed.	Characteristics: Multiple drive-thru lanes served by one window; ample car stacking and circulation, escape lane likely; walk-up window standard; no lobby.	Characteristics: Attached to the end of a strip center or purpose built with co-tenants; may have lobby with walk-up window, but no seating.
Most of our shops also have walk-up ordering windows and “escape lanes” that enable customers to exit the line after a runner delivers their drink before reaching the window, helping increase throughput and reducing congestion. For illustration of our shop model, see the graphic below.
Our Long-Term Franchise Partners
Historically, we used a franchising strategy alongside company-operated shop development to drive growth in select markets. Over time, as we decided to grow more from within, we only offered franchise partnership opportunities to the highest-quality employees within our network. Since 2017, our focus has been a company-operated strategy with all operators recruited from within our system. While we maintain great relationships with our existing franchise partners and they continue to open new shops as they look to infill their high-demand markets, we anticipate that substantially all new shops we open each year will be company-operated shops.
Dutch Bros Inc.| Form 10-K | 7

OUR GROWTH STRATEGIES
We are in the early stages of our growth story. We will expand our business to positively impact our communities through the following growth strategies:

DEVELOP AND SUPPORT OUR PEOPLE, WHO ARE OUR GROWTH CAPITAL

•Recruit, develop, and retain great people

•Provide robust internal training and career advancement programs, which help develop a high-quality talent pool of candidates seeking larger roles within the Company

•Target 100% internal promotion for regional operators from a list of 350+ qualified candidates with an average tenure of 7 years

•Invest in leadership team to effectively scale

OPEN NEW SHOPS WHEREVER PEOPLE WANT GREAT BEVERAGES

•Leverage strong unit-level economics, ample liquidity, and robust underwriting standards to open shops with attractive returns, balancing building types, lease financing structure, and market entry strategies as needed

•Target 4,000+ shops with a focus on drive-thru convenience with the long term objective of mid-teen annual percentage growth rate

WHAT'S UP!
ANDREW
Try New Protein Coffee
Amp your coffee with 20g of protein
Get the Deets
321
DUTCH POINTS

DEEPEN CUSTOMER ENGAGEMENT TO DRIVE TRAFFIC AND TRIAL

•Continue increasing the sophistication of our rewards program by investing in rewards and analytics and offering more specific and targeted offers

•Build and amplify brand awareness in new and existing markets through paid media and community engagement

•Utilize innovation to keep the brand fresh, encourage trial, and add occasions

•Employ promotions that encourage “multiples-based” purchases and facilitate group-buying behavior and word-of-mouth trial

EXPAND 4-WALL MARGINS AND DRIVE G&A LEVERAGE

•Continue targeting year-2 contribution margins of 30%+ for new shops, which support quick paybacks and funds new unit growth

•Continue to invest in state-of-the-art roasting facility in Texas to support our expansion strategy and supply chain requirements in what we believe will be a cost-advantaged manner in the long-term

•Continue achieving G&A leverage through strong top line growth and smart investments

Dutch Bros Inc.| Form 10-K | 8

Operations
Sourcing and Supply Chain
We pride ourselves on the quality of our coffee. To ensure we are able to consistently deliver high-quality coffee across our 831 shops in our system, we are actively involved in the sourcing, roasting, packaging, and distribution of coffee beans to our systemwide shops.

We partner with third-party importers and exporters to purchase and import our green coffee beans. Through this relationship, we source high-quality coffee beans from across Central and South America. We typically purchase coffee contracts 18-24 months in advance of when we take physical delivery of the beans, allowing us to lock in pricing and to better manage our input costs. This practice also allows us to be a good partner to our coffee producers, providing security of future business.

We currently roast all our coffee in our roasting facility in Grants Pass, Oregon. We roast our coffee bean varietals to specific profiles designed to highlight each of the coffee bean’s unique flavors and aromas. After the coffee beans are roasted, we blend them to create our signature Private Reserve espresso.

We package and ship our Private Reserve, Decaf and White Coffee espresso blends to 15 distribution centers that supply all our company-operated and franchised locations.
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
We have taken several steps to increase our diversity of supply and reduce transportation costs as we expand company-operated shops eastward within the United States. We anticipate our new roasting facility in Texas will be operational in 2024.

We also manufacture our own proprietary Dutch Bros. Blue Rebel Energy Drink via a co-bottling and co-packaging relationship. In 2023, we began testing beverage tap systems for our Blue Rebel Energy drink in shops. We believe distributing a portion of our Blue Rebel Energy drink via a “bag in a box” system for use in shop beverage taps will help us reduce our dependence on aluminum cans.

BLUE
REBEL
SUGAR FREE ENERGY
DUTCH BROS
GET UP EARLY • STAY UP LATE • CHANGE THE WORLD!
TM
BLUE
REBEL
ENERGY DRINK
DUTCH BROS
GET UP EARLY • STAY UP LATE • CHANGE THE WORLD!
TM

Quality, Health, and Safety
We and our franchise partners strive to maintain a safe, healthy environment at each shop through the careful training and supervision of personnel and by following rigorous quality standards. Our Quality Assurance team informs, monitors, and reports on standards for preparation and cleaning, as well as inspects every shop in the system on a quarterly basis in preparation for biannual health inspections. As part of our people-first culture, the health and safety of our customers and employees are our highest priority.
Dutch Bros Inc.| Form 10-K | 9

Our commitment to beverage and food safety is strengthened through the direct relationship between our supply chain, culinary, food safety, and quality assurance teams. We review our supply partners’ material decisions regarding ingredients, and we reserve the right to conduct spot-checks. We examine each suppliers’ safety and quality records and verify insurance coverage. We believe that our established requirement for franchise partners to purchase certain supplies and equipment from approved vendors further enhances safety and quality within our system.
People
Our people are the driving force of our mission and are fundamental to our success. One of the most important relationships we have is with our employees, who are key members of the communities we love and support. We attract and seek out potential employees by identifying those with a love for life, a natural ability to connect with people under any circumstance, and most of all, a genuine smile!
As of December 31, 2023, we and our franchise partners have approximately 24,000 employees, of which 16,000 employees are in our company-operated shops and headquarters. The chart below provides the approximate percentage of systemwide employees by shop type and by state location:

Employees by State

AL
100%
AZ
60%
40%
CA
39%
61%
CO
17%
83%
ID
83%
17%
KS
100%
KY
100%
MO
100%
NM
100%
NV
9%
91%
OK
100%
OR
60%
40%
TN
100%
TX
100%
UT
100%
WA
57%
43%
Franchised shops
Company-operated shops / Headquarters

Dutch Bros Inc.| Form 10-K | 10

The charts below provide the approximate percentages of our company-operated shop and headquarters employees by gender and ethnicity:
Diversity, Equity, and Inclusion
We are committed to DEI in our Company, at the window, and in our communities, cultivating an inclusive environment of love, acceptance, and kindness. Our DEI commitment strives to ensure all customers, crews, and communities are welcomed, honored, and loved. We are actively working to develop a holistic DEI program that can be a resource for everyone we serve. The events of the past several years have offered another reminder of how critically important our efforts have become, and as a result we have taken real, meaningful steps toward advancing our DEI program including, but not limited to, the following:
•hired two female executives in the past 18 months: our Chief Executive Officer and President and Chief Marketing Officer;
•expanded our library of DEI training, events, and resources to headquarters employees and shop management.
Total Rewards
We offer competitive salaries and wages and continually assess them across business environments and labor markets. We are continually making enhancements to our total rewards program to attract and retain top talent as part of our growth strategy. We offer a comprehensive suite of benefits to our broistas, shop management, and headquarters employees, including, but not limited to, the following:
•company-wide minimum wage of at least $10.00 per hour across all markets;
•company paid parental leave of more than eight weeks, after one full year of employment for shop management and headquarters employees;
•wellness program to help employees live their best lives and free access to our employee assistance program for all employees;
•tuition assistance toward employees’ professional development after one full year of employment;
•flexible working arrangements for headquarters employees, including on-site, hybrid, and remote options;
Dutch Bros Inc.| Form 10-K | 11

•up to 16 hours of paid volunteer hours for all employees to use when helping out the community; and
•team focused culture with growth and leadership opportunities that support career advancement.
Training and Development
We are committed to inspiring and facilitating personal and professional growth for our people as they fulfill their dreams and contribute to their communities. As part of this commitment, we provide resources to train and develop our people.
Broista Training
•2 day cultural immersion, history, and fundamental knowledge
•10 shifts of on-the-job training
•Review of “Manifesto,” field guide, and employee handbook, and have proficiency tests twice per year
Leadership Pathways
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

Broista
ê
Shift Lead
	í		î
Path A: Shop Level Operations				Path B: Shop Opening Team

Shop Lead				Master of Broistas (MOB)

Manager				Assistant Lead MOB

Regional Manager				Lead MOB

	î		í
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
We host three company-wide givebacks days each year. The Company, along with our franchise partners and Dutch Bros Foundation (the Foundation) provide donations for funds raised in each of these giveback
Dutch Bros Inc.| Form 10-K | 12

days. The Foundation is a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities.

DUTCH
LUV
DUTCH LUV
Dutch Bros
MORE THAN
$900,000
RAISED COMPANY-WIDE

dRiNK ONE
GOOD VIBES
GOOD VIBES

TOGETHER WE DONATED

$2,500,000

COMPANY WIDE

DUTCH BROS FOUNDATION | MDA®

BUCK FOR KIDS

MORE THAN

$960,000

DONATED COMPANY WIDE

“Dutch Luv”	“Drink One for Dane”	“Buck for Kids”
Every February, we donate $1 from every drink sold to local organizations working to fight food insecurity in our communities.	Every May, in honor of our co-founder Dane Boersma, we raise funds for the Muscular Dystrophy Association to find a cause and cure for ALS (Amyotrophic Lateral Sclerosis), or Lou Gehrig’s disease.	Every September, we dedicate a day to give $1 from every drink sold to nonprofit organizations helping create brighter futures for local kids.

2023 Donations
More than $0.9 million	$2.5 million	More than $0.9 million
Additionally, our operators and franchise partners are empowered to create their own local, shop-specific giveback programs that help support and build relationships within their communities. In addition to the 2023 donations noted above for the Company-wide giveback days, the Company, along with our franchise partners and the Foundation donated nearly $2.5 million in 2023 to various organizations through our local giveback days.
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
Intellectual Property
We own many registered trademarks and service marks in the United States, the most important of which might be our trademarked Windmill logo. Other important trademarks include our “Dutch Bros,” “Dutch Bros Coffee,” “Dutch Bros Rebel,” and “Dutch Bros. Blue Rebel” word marks and our recognizable Dutch Bros sign logo. We believe the Dutch Bros name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration and monitor the use of our marks in the United States and challenge unauthorized use.
We license the use of our marks to franchise partners, third-party vendors and others through franchise agreements, vendor agreements and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks, impose brand standards requirements, and require licensees to inform us of any potential infringement of the marks.
We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.
Dutch Bros Inc.| Form 10-K | 13

Government Regulation and Environmental Matters
We are subject to extensive federal, state, local, and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building, and zoning regulations, employment regulations, and laws and regulations related to our licensed operations. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with these laws and regulations are high, are likely to increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See "Risk Related to Regulation and Litigation" in Item 1A, Risk Factors for more information.
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
Dutch Bros Inc.| Form 10-K | 14

Information About our Executive Officers
The executive officers of Dutch Bros Inc. as of the filing of this Form 10-K, are as follows:

Travis Boersma, 53	Co-founder and Executive Chairman of the Board
Mr. Boersma is our Co-Founder and has served as our Executive Chairman since August 2021 and as the Executive Chairman of Dutch Bros OpCo since February 2021. Prior to serving as our Executive Chairman, he served as the Chief Executive Officer of Dutch Bros OpCo from February 2019 to February 2021. Mr. Boersma has led us as Co-Founder since 1992. Mr. Boersma attended Southern Oregon University.

Christine Barone, 50	Chief Executive Officer and President
Ms. Barone has served as our Chief Executive Officer and as a member of our Board since January 2024, and as our President since February 2023. Ms. Barone has worked in the food service and beverage industries for more than a decade, and most recently served as Chief Executive Officer at True Food Kitchen, a high growth restaurant and lifestyle brand, from August 2016 to February 2023. Prior to that, she served in various leadership roles at Starbucks Corporation (Nasdaq: SBUX). Earlier in her career, she held positions with Bain & Company and Raymond James. Since March 2020, Ms. Barone has served on the Board of Directors of Yelp Inc. Ms. Barone holds a B.A. in Applied Mathematics and an M.B.A. from Harvard University.

Charles Jemley, 60	Chief Financial Officer
Mr. Jemley has served as our Chief Financial Officer since August 2021 and the Chief Financial Officer of Dutch Bros OpCo since January 2020. Since June 2017, Mr. Jemley has served as a member of the Board of Directors of Four Corners Property Trust Inc., a real estate investment trust (NYSE: FCPT), where he chairs the Audit Committee and serves as a member of the Nominating and Governance Committee. From July 2018 to December 2019, he served as the Chief Financial Officer of CKE Restaurant Holdings, Inc., a quick service restaurant company. From February 2006 to January 2018, Mr. Jemley served in various senior management positions at Starbucks Corporation (Nasdaq: SBUX), including as Senior Vice President Finance, International and Consumer Products Group. From April 1990 to January 2006, Mr. Jemley served in various positions in finance and store development at Yum! Brands, Inc. (NYSE: YUM) including most recently as the Chief Financial Officer of Yum Restaurants China from December 2003 to January 2006. Mr. Jemley holds an M.B.A. from the Michael G. Foster School of Business at the University of Washington and a B.B.A in Accounting from the University of Louisville.

Brian Maxwell, 52	Chief Operating Officer
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

Dutch Bros Inc.| Form 10-K | 15

Tana Davila, 41	Chief Marketing Officer
Ms. Davila has served as our Chief Marketing Officer since June 2023. Prior to joining Dutch Bros, she served as Chief Marketing Officer at CKE Restaurants, Inc., a quick service restaurant group, from September 2022 to June 2023. Prior to that, she served in various roles at PF Chang’s China Bistro Inc., a casual dining restaurant chain, including most recently as Chief Marketing Officer from September 2019 to August 2022, as Senior Vice President – Marketing from January 2019 to September 2019, and as Vice President – Marketing and Brand Development from November 2017 to January 2019. Ms. Davila is a Fulbright Scholar and holds a B.A. from Washington University in St. Louis, a J.D. from Seton Hall University, and an M.B.A. from Emory University.

Victoria Tullett, 56	Chief Legal Officer
Ms. Tullett has served as our Chief Legal Officer since September 2022 and has more than 20 years of experience helping diverse organizations manage operational risk and achieve record levels of growth, compliance, and profitability. Prior to joining Dutch Bros, she served Papa Murphy’s International, a franchise model take-and-bake pizza company, for more than 20 years in various roles, including most recently as Senior Vice President, General Counsel, and head of new store Development from May 2019 to August 2022, and from May 2014 to May 2019, as Chief Legal Officer while the company was publicly traded on the Nasdaq. In addition to her role at Dutch Bros, Ms. Tullett serves on the Board of Directors for Vancouver Symphony Orchestra. Ms. Tullett holds a J.D. from Lewis & Clark, Northwestern School of Law.

Please refer to our website for a complete listing of our executive management team.
Available Information
Our website address is dutchbros.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at https://investors.dutchbros.com/financials/sec-filings/default.aspx or by contacting our Investor Relations department at our office address listed above as soon as reasonably practical following our filing or furnishing of any of these reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also routinely use the investor relations page on our website as a channel of distribution for important Company information, including press releases, analyst presentations, and financial and corporate governance information. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
Dutch Bros Inc.| Form 10-K | 16

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
•Our inability to identify, recruit, and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
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
•Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy, or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy, or other commodities could have an adverse impact on our business and financial results.
•Pandemics or disease outbreaks have had, and may continue to have, an effect on our business and results of operations.
•Our success depends substantially on the value of our brand and failure to preserve its value could have a negative impact on our financial results.
•Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.
•Changes in the availability of and the cost of labor could harm our business.
•Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
Dutch Bros Inc.| Form 10-K | 17

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
•We have previously identified and remediated material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
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
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, decreases in general discretionary consumer spending (including due to higher gas prices, inflation or lack of consumer confidence), lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives), a reduction in individual car ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. We may not be successful in introducing new products or new features to our mobile application that are adopted by our customers. Experimentation with and implementation of innovations in products and technologies may result in inefficiencies, such as a slowdown in our shop operations and traffic flow, disruption of workflows, technical glitches, disruption of current systems and technology, and negative customer experiences.
Dutch Bros Inc.| Form 10-K | 18

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
•increases in real estate or labor costs in certain markets, which we have recently experienced;
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
We incur costs and expend resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain customers. For example, we engaged in 2023 in new marketing efforts, including “Fill-a-Tray” promotions. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have substantially greater financial resources than we do, which enable them to spend significantly more on marketing, advertising, pricing and other initiatives. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items fail to reach our customers effectively and efficiently, for example if our marketing efforts do not continue to appeal to our current customers or are perceived negatively, there could be an adverse effect on our revenues and profits could decrease.
Dutch Bros Inc.| Form 10-K | 19

We may not be able to compete successfully with other coffee shops, QSRs, and convenience shops, including the growing number of coffee delivery options. Intense competition in the food service and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors.
The food service and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service, and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, including Dunkin’ Donuts, CosMc’s, Starbucks, other specialty coffee shops, drive-thru QSRs, and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional, and local coffee chains, QSRs, and convenience shops for customers, shop locations, and qualified management and other staff. Compared to us, some of our competitors have been in business longer, have greater brand recognition, or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Certain markets may limit the number of drive-thru businesses operating within their geographic region, which could negatively affect our ability to grow into those markets. Some of our competitors have substantially greater financial and other resources to devote to innovation in products, technology, and market and consumer data analytics, including integration, use, or offering of new technologies, including artificial intelligence. We may be unable to offer new or innovative products and technologies to our customers that are offered by our competitors, or there may be a delay in our ability to innovate or implement new technologies. Any of these competitive factors may harm our business.
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
As of December 31, 2023, Dutch Bros had 831 shops across 16 states, of which 542 were company-operated and 289 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the year ended December 31, 2023, we opened 146 new company-operated shops, across 13 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
•hire, train, and retain the skilled management and other employees necessary to meet staffing needs;
Dutch Bros Inc.| Form 10-K | 20

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
As part of our longer-term growth strategy, we expect to continue to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new shops, restrictions on the use of certain branding, or increases in the cost of development; difficulties in hiring qualified personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our shops in our existing markets, and we will need to build this recognition in new markets. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, and operating costs than existing shops, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new shops.
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
Dutch Bros Inc.| Form 10-K | 21

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
•increases or continued elevation in prices for commodities, including coffee, milk, and flavored syrups;
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
Additionally, opening new shops in existing markets may negatively impact sales at our, and our franchise partners’, existing shops. The consumer target area of our shops varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. Our core business strategy anticipates achieving an ideal AUV through multiple mid-volume shops in a single region to infill and reduce the number of high-volume shops in order to provide continued efficient service. However, existing shops could also make it more difficult to build our and our franchise partners’ consumer base for a new shop in the same market. Sales transfer between our shops may be significant in the future as we continue to expand our operations, and we expect it will have an impact on our sales growth, which could, in turn, harm our business.
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
Dutch Bros Inc.| Form 10-K | 22

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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls, and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and customer demand. Additionally, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. In January 2024, we announced shifting approximately 40% of our total support staff to our Phoenix, Arizona office by January 1, 2025. If a large portion of our employees are unable to relocate to Arizona, we may see increased turnover in support functions, which could potentially lead to inefficiencies, such as operational delays or disruptions and increased labor costs. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls, and to locate, hire, train, and retain management and broistas, particularly in new markets which may require significant capital expenditures.
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
We may, from time to time, be faced with negative publicity, including on social media, regardless of its accuracy, relating to: beverage quality; pricing; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ or franchise partners’ food processing, employment practices, and other policies, practices and procedures; or employee relationships and welfare; the appearance of our shops on third-party delivery platforms that may contain inaccurate menu pricing and extended delivery times; related parties, such as our Co-Founder, and their reputation, public perception, or actions, whether or not related to Dutch Bros; or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are determined to be responsible. In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide
Dutch Bros Inc.| Form 10-K | 23

individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Such platforms could be used for or result in polarizing campaigns or movements involving our brand. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
Our inability to identify, recruit, and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
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
Dutch Bros Inc.| Form 10-K | 24

Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of December 31, 2023, approximately 35% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
We receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our franchise partners. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised Dutch Bros shops may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate shops in a manner consistent with our standards and requirements, such as quality, service, and cleanliness, or may not hire and train qualified shop managers, broistas and other shop personnel or may not implement marketing programs and major initiatives such as shop remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our Dutch Bros brand and could have a negative impact on our business.
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
Dutch Bros Inc.| Form 10-K | 25

Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of December 31, 2023, our company-operated and franchised shops in the Western United States represent approximately 70% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory, or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines, and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of the supply of coffee, flavored syrups, dairy, coffee machines, cans for our Dutch Bros. Blue Rebel energy drink, and other restaurant equipment or packaging, including any packaging for our for our proprietary products, for any reason, including: the casualty loss of our roasting facility; interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels; trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions; pandemics; social or labor unrest; acts of terrorism; natural disasters; or political disputes and military conflicts could have a negative material impact on our business and our profitability. For example, in 2005, our roasting facility burned and our costs increased as we replaced these operations by purchasing coffee from other roasters and paying for contract roasting to cover for the shortage in our own supply, and, in 2021, there were global delays in shipping due in part to the COVID-19 pandemic.
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 25% of our systemwide net sales in the year ended December 31, 2023. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
We have experienced disruptions in our supply chain for certain products including cups, canning supplies, lids, espresso machines and restaurant equipment parts, and certain building materials and supplies. While we have, to this point, been able to find acceptable replacements or substitutes or prepurchase certain materials or items, this may not always be possible, especially if supply chains continue to suffer disruptions for extended periods of time. If we are unable to source critical or
Dutch Bros Inc.| Form 10-K | 26

proprietary supplies, find acceptable replacements or substitutes, or adapt our construction strategies effectively, we may be unable to sustain our growth, and it may negatively affect or business and profitability. Finding acceptable replacements or substitutes may require trial and error that could cause losses or delays. If construction and building materials are not of the quality or durability we typically require, this may lead to increased maintenance costs or even business interruption for necessary repairs or replacements in the future. If we are unable to locate sufficient building or construction materials, or to successfully scale our construction and new shop opening operations, we may not be able to achieve our stated growth objectives.
Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy, or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy, or other commodities could have an adverse impact on our business and financial results.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly in 2022 and remained elevated during the year ended December 31, 2023. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, in 2022, there were material increases in dairy costs and such dairy costs remained elevated in 2023. If dairy costs further increase, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. For example, the cost of sugar increased significantly in 2022 and during the year ended December 31, 2023.
Increases in the cost of other commodities, such as petroleum, may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, may impact consumer spending, or could otherwise harm our business. For example, in 2022, we believe fluctuating increases in gas prices negatively impacted consumer discretionary spending, particularly in the Western United States where such increases were relatively higher and where our shops are geographically concentrated.
Dutch Bros Inc.| Form 10-K | 27

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
Our continuous growth and expansion have placed, and may continue to place, significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops, and within our hybrid remote and remote workforce. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our beverages and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
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
Our continuing support of a growing remote and hybrid workforce may make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, the loss of key personnel, difficulty
Dutch Bros Inc.| Form 10-K | 28

in properly classifying employees, and harm to the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our information technology networks and systems and data processing as more of our employees utilize network connections outside our premises or network, including working at home, while in transit, and in public locations. The mobility of our remote workers may also subject us to an increased risk of regulatory claims if our remote employees establish a nexus for our business in unanticipated jurisdictions. This could cause us to be subject to tax and employment claims in the applicable jurisdiction. Any of these factors could adversely affect our financial condition and operating results.
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
The risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, attacks enhanced or facilitated by artificial intelligence, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent.
Dutch Bros Inc.| Form 10-K | 29

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
While we take steps to detect and remediate vulnerabilities, our security measures (and those of the third parties upon which we rely) may not be adequate to prevent or detect service interruption, system failure data loss, fraud or theft, or other material adverse consequences. Vulnerabilities could be exploited but may not be detected until after a security incident has occurred and we may not be able to anticipate or to implement effective preventative and remedial measures against all vulnerabilities. Furthermore, there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as the Dutch Rewards mobile app is more widely adopted, and as we continue to expand the features and functionality of the Dutch Rewards mobile app.
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
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties upon whom we rely) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing of Sensitive Information, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
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
Dutch Bros Inc.| Form 10-K | 30

response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business.
We may not have adequate insurance coverage for handling security incidents, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our information security risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or Sensitive Information. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Pandemics or disease outbreaks have had, and may continue to have, an effect on our business and results of operations.
Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and may continue to impact customer traffic at our Dutch Bros shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and may increase commodity costs. The extent of the impact of pandemics or disease outbreaks on our business, operations, and development timelines and plans will depend on the specifics of any particular pandemic or disease outbreak that cannot be predicted at this time.
Our operations have been, and may continue to be, disrupted when employees or employees of our franchise partners are suspected of having a communicable disease or other illnesses since this requires us or our franchise partners to quarantine some or all such employees and close and disinfect our impacted shops. If a significant percentage of our workforce or the workforce of our franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition, or results of operations.
Our success is heavily reliant on our franchise partners and another pandemic may cause financial distress for certain franchise partners that have been or will be impacted, such as those partners who were negatively impacted by the COVID-19 pandemic. As a result of distress, our franchise partners may not be able to meet their financial obligations as they come due, including the payment of royalties, rent, or other amounts due to us. For example, in the past, this has led to write-offs of amounts we had due from our franchise partners beyond amounts we have reserved, as well as decreased future collections from franchise partners. Franchise partners’ financial distress has also led to, and may continue to lead to, permanent shop closures and delayed or reduced new franchise partner development which would further harm our results and liquidity going forward. Further, in some cases, we are contingently liable for franchise partner lease obligations, and a failure by a franchise partner to perform its obligations under such lease could result in direct payment obligations for us.
Dutch Bros Inc.| Form 10-K | 31

While we have developed and continue to develop plans to help mitigate the potential negative impact of a pandemic, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business at this time. There is no guarantee that a future outbreak of COVID-19 or any other widespread epidemics will not occur, or that the global economy will recover to pre-pandemic levels, either of which could seriously harm our business.
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
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our shops, or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy, contaminated products, broistas infected with communicable diseases, or other potential incidents discussed in this Risk Factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Dutch Bros shops, or the
Dutch Bros Inc.| Form 10-K | 32

use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or foster an inclusive and diverse environment, our brand value may be diminished.
Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our Dutch Bros brand could be damaged by claims or perceptions about the quality or safety of our ingredients or beverages or the quality or reputation of our suppliers, distributors, or franchise partners or by claims or perceptions that we, our franchise partners, or other business partners have acted or are acting in an unethical, illegal, racially-biased, or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Dutch Bros’ action or inaction or brand imagery, or a real or perceived failure of corporate governance or misconduct by any officer or any employee or representative of us or a franchise partner. Our corporate reputation could suffer from negative publicity or consumer sentiment regarding our charitable giving practices, campaigns, and marketing around such campaigns, including any change to our charitable giving practices or long-standing giveback days (“Drink One for Dane,” “Dutch Luv,” and “Buck for Kids”). We empower our operators and franchise partners to create their own local, shop-specific giveback programs within their communities. If the recipient of discretionary donations is subject to negative publicity or consumer sentiment, Dutch Bros could experience the same. Any such incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Dutch Bros brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.
There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We are working to manage the risks and costs to us, our franchise partners and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. For example, the state of California recently enacted Senate Bill 253 and Senate Bill 261, referred to as the Climate Accountability Package, which would require certain companies doing business in California to report on various environmental sustainability matters, including greenhouse gas emissions. These matters and our efforts to address them could expose us to market, operational, reputational, and execution costs or risks.
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
Dutch Bros Inc.| Form 10-K | 33

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
Dutch Bros Inc.| Form 10-K | 34

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
We are subject to rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS) as discussed further below. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for transactions, which could materially impact our operations and financial performance.
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
Dutch Bros Inc.| Form 10-K | 35

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are typically paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state, and local level, such as AB1228 in California, which creates a minimum wage of $20 per hour for fast food workers (beginning on April 1, 2024), among other provisions. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not typically expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, or if such increase is delayed, this is likely to result in lower revenue, and may also reduce margins.
Furthermore, the successful operation of our business depends upon our, and our franchise partners’, ability to attract, motivate, and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or to which we expand. Shortages may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new company-operated and franchised shops and adversely impact the operations and profitability of existing shops. Changing conditions beyond our control could affect the desirability of working in our shops, such as increases in extreme heat or cold, wildfire smoke, and other extreme weather events that make working outdoors or in a limited space more difficult. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we and our franchise partners are unable to recruit and retain sufficiently qualified individuals, our business could be harmed.
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
Dutch Bros Inc.| Form 10-K | 36

new shops may result in inefficiencies in our staffing, which can increase overtime costs or otherwise impact profitability.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In January 2024, our prior Chief Executive Officer, Joth Ricci, transitioned and Christine Barone was appointed as our Chief Executive Officer. In January 2024, we also announced the planned departure of our Chief Financial Officer, Charley Jemley, and hired Joshua Guenser as our Incoming Chief Financial Officer. Changes in our executive management team may also cause disruptions in, and harm to, our business. The loss of one or more of our executive officers or key employees could harm our business.
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
At Dutch Bros, we believe our people-first culture is a critical component of our success and customer loyalty. The success of this differentiated people-first culture and serving hand-crafted, high-quality beverages through the convenience of a premium drive-thru experience has helped us enter new markets and rapidly open new shops. We have invested substantial time and resources in developing pathways for our employees to create their own compelling future, which we believe has fostered the positive, people-first culture that defines our organization and is enjoyed by our customers. We have built out our leadership team with an expectation of protecting this culture, an emphasis on shared values and a commitment to diversity and inclusion. In January 2024, we announced shifting approximately 40% of our total support staff to our Phoenix, Arizona office by January 1, 2025, which may create additional challenges maintaining our corporate culture. As we continue to develop and expand across the United States, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our company culture could negatively affect our future success, including our ability to retain and recruit personnel, and result in a loss of customer loyalty.
Unionization activities may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, or results of operations. In addition, one or more labor disputes involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new shops in such markets could materially increase.
Dutch Bros Inc.| Form 10-K | 37

Risks Related to Regulation and Litigation
Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory, and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, wage and hour laws, among others, could potentially impact our operations and financial results.
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
The food service and restaurant industry is subject to extensive federal, state, and local laws and regulations, including those relating to health care reform, building and zoning requirements, and the
Dutch Bros Inc.| Form 10-K | 38

preparation and sale of food and beverages for consumption. Such laws and regulations are subject to change from time to time. Our failure to comply with these laws and regulations as they evolve could adversely affect our operating results. Typically, licenses, permits, and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.
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
We are also subject to a variety of other employee relations laws including Family and Medical Leave Act of 1933 and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations, and the National Labor Relations Act of 1935, to name a few. Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, our compliance efforts in these areas will continue to increase, which may result in additional costs and affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.
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
Dutch Bros Inc.| Form 10-K | 39

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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, these include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, as amended (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. In the past few years, numerous states in the United States—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws also impose stricter requirements for processing certain personal information, including sensitive personal data, such as data protection impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. In addition, other data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. We expect additional comprehensive privacy laws to be enacted. Compliance with data privacy and security laws or regulations may be challenging and cost- and time-
Dutch Bros Inc.| Form 10-K | 40

intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
We are also contractually subject to data privacy and security obligations, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data privacy laws or other obligations and to comply with industry standards adopted by industry groups. We may become subject to new data privacy and security contractual obligations in the future. Additionally, because we accept payments using credit cards and debit cards, we are subject to the PCI DSS. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with the PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance (or perceived noncompliance).
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
Dutch Bros Inc.| Form 10-K | 41

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
Additionally, governmental authorities may adopt broad standards for determining when two or more entities may be deemed joint employers of the same employees. For example, the National Labor Relations Board passed a rule in October 2023, broadening the standards applicable to establishing a joint employer relationship and Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PROAct would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor. If the proposed or similar laws or rules come into effect, it could increase the possibility of Dutch Bros being held liable for our franchise partners’ employment practices.
Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. See “Litigation Related to Securities Claims” in NOTE 17 — Commitments and Contingencies to the consolidated financial statements, included elsewhere in this Form 10-K for more information. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have also been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages.
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
Dutch Bros Inc.| Form 10-K | 42

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
Government regulation and customer consumption habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
We cannot make any assurances regarding our ability to effectively respond to changes in customer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the food service and restaurant industry in general.
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
Dutch Bros Inc.| Form 10-K | 43

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
Dutch Bros Inc.| Form 10-K | 44

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
Dutch Bros Inc.| Form 10-K | 45

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
Dutch Bros Inc.| Form 10-K | 46

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
Dutch Bros Inc.| Form 10-K | 47

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
Dutch Bros Inc.| Form 10-K | 48

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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. See “Litigation Related to Securities Claims” in NOTE 17 — Commitments and Contingencies to the consolidated financial statements, included elsewhere in this Form 10-K for more information. This litigation, and other litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
The multi-class structure of our common stock has the effect of concentrating voting control with Continuing Members, limiting your ability to influence corporate matters.
Each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote generally. Our shares of Class B common stock have no economic rights but each share entitles its holder to ten votes (or such lower number as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding shares of common stock, and thereafter, one vote per share on all matters on which stockholders are entitled to vote generally. All of our Class B common stock are held by certain Continuing Members affiliated with our Co-Founder. Our shares of Class C common stock and Class D common stock entitle its holder to three votes for each share (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Our shares of Class C common stock have no economic rights but Class D common stock have the same economic rights as shares of Class A common stock. All of our Class C common stock are held by certain Continuing Members affiliated with our Sponsor and all our Class D common stock are held by the Pre-IPO Blocker Holders.
The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock, Class C common stock and
Dutch Bros Inc.| Form 10-K | 49

Class D common stock to have value. Because of the ten-to-one voting ratio between our Class B common stock, on the one hand, and our Class A common stock, and the three-to-one voting ratio between our Class C common stock and Class D common stock, on the one hand, and our Class A common stock on the other hand, the holders of our Class B common stock, Class C common stock and Class D common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders so long as they collectively represent at least a majority of the total voting power. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future.
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
As of December 31, 2023, certain affiliates of our Co-Founder beneficially owned approximately 74.7% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 17.1% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus, our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
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
Dutch Bros Inc.| Form 10-K | 50

Our Co-Founder and Sponsor owned approximately 54.5% of the Dutch Bros OpCo Class A common units as of December 31, 2023. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to Dutch Bros Inc., the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2023, certain affiliates of our Co-Founder beneficially owned approximately 74.7% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Certain of our directors have in the past and may in the future have relationships with our Sponsor, which may cause conflicts of interest with respect to our business.
Certain of our directors have in the past been, and may in the future be, affiliated with our Sponsor. Such Sponsor-affiliated directors have fiduciary duties to us and, in addition, have duties to our Sponsor. As a result, such a director may face real or apparent conflicts of interest with respect to matters affecting both us and our Sponsor, whose interests may be adverse to ours in some circumstances.
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
Dutch Bros Inc.| Form 10-K | 51

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
Subject to the terms of the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, an aggregate of 96,493,065 Dutch Bros OpCo Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 10,668,841 shares of Class D common stock may be converted into shares of our Class A common stock as of December 31, 2023. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
Dutch Bros Inc.| Form 10-K | 52

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
As of December 31, 2023, we had $95.6 million outstanding under our term loan. In addition, subject to certain restrictions under the 2022 Credit Facility, we may incur additional debt.
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
Dutch Bros Inc.| Form 10-K | 53

•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and
•our ability to borrow additional funds or to refinance debt may be limited.
Furthermore, all of our debt under our 2022 Credit Facility bears interest at variable rates, which may increase from time to time, for example, we experienced such an increase during the year ended December 31, 2023. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
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
Dutch Bros Inc.| Form 10-K | 54

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
We have previously identified and remediated material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, our management and auditors determined that material weaknesses existed in the internal control over financial reporting because we did not have effective controls over (1) change management of system configurations in two IT environments, and (2) the accounting for breakage estimates related to our Dutch Rewards loyalty program. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Although we have implemented measures designed to improve our internal control over financial reporting and remediated these material weaknesses, we cannot assure you that the measures we have taken to date will be sufficient to avoid potential future material weaknesses.
If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
Dutch Bros Inc.| Form 10-K | 55

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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
Dutch Bros Inc.| Form 10-K | 56

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
Historically, we have financed our operations and capital expenditures primarily through sales of OpCo Units that are convertible into our capital stock and debt financing. In September 2023, we raised additional capital through the sale and issuance of approximately 13.3 million shares of our Class A common stock in an underwritten public offering. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, to repay our debt, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
If a financial institution holding our funds fails, we may not be able to pay our operational expenses or make other payments, which could adversely impact our liquidity and financial performance. Deterioration of financial markets may result in our inability to borrow on favorable terms, which could adversely impact our ability to pursue our growth and other strategic initiatives.
We regularly maintain cash balances at financial institutions in amounts exceeding the Federal Deposit Insurance Corporation (FDIC) insurance limit. If a financial institution in which we hold such funds fails, or
Dutch Bros Inc.| Form 10-K | 57

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
Dutch Bros Inc.| Form 10-K | 58

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
Dutch Bros Inc.| Form 10-K | 59

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
Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and wildfire smoke and extreme weather conditions in other areas in which we operate, such as hurricanes, high winds, and flooding in Texas and other states, water scarcity or drought in California and other states, extreme heat and cold, snow or ice storms, and other extreme weather events across the country, and disease outbreaks or pandemics, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We rely on the stable provision of utilities such as power and water that are subject to disruption or increased costs due to such events, which may cause significant operational disruptions or our operating costs to increase significantly. In the event of a major earthquake, hurricane, or catastrophic event such as drought, fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, property loss, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Our drive-thru model relies heavily on the ability of customers to safely drive to and from our shops, which can be negatively affected by extreme weather. Such extreme weather events may affect traffic to our shops and may have a harmful effect on the local economy, decreasing the demand for our products. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
Economic and business factors that are largely beyond our control may adversely affect consumer behavior and the results of our operations.
Our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing and sustained inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political, and budget concerns, uncertainty, or divisions may have a negative effect on consumer confidence and discretionary spending. For example, the federal government provided relief from student loan payments beginning in March 2020, and extended such relief multiple times through September 2023, when loan payments resumed. This and similar governmental acts could have significant impact on consumer discretionary spending. A significant decrease in our customer traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Dutch Bros Inc.| Form 10-K | 60

None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We rely on information technology networks and systems and data processing to manage a variety of business processes and activities, including, without limitation, to process customer payments and conduct our marketing efforts. We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and customer data.
We utilize certain third-party service providers to perform a variety of functions, such as to outsource certain business critical functions, to augment staff for after-hours support, to help track chain of custody for physical PCI devices for our shops, application providers, hosting companies, distributors, supply chain resources, property management, cloud-based infrastructure, data center facilities, encryption and authentication technology, corporate productivity services, and other functions. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, for certain service providers, our vendor management process may include reviewing the cybersecurity practices of certain providers, contractually imposing obligations on certain providers related to the services they provide and/or the information they process, conducting security assessments, requiring providers to complete written questionnaires regarding their services and data handling practices, conducting periodic re-assessments during their engagement, using a third party vendor management security company to provide certain ongoing monitoring, or annually collect certain information security-related compliance documentation and reports.
Risks from cybersecurity threats are among those that we address in the Company’s general risk management program. As part of our overall risk management processes, the Company maintains various policies related to information security, including an Incident Response Policy and a Cybersecurity Incident Reporting Policy. We identify cybersecurity threats as part of our risk management processes, including (depending on the environment or systems) through internal monitoring, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environments, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats, and conducting vulnerability assessments to identify vulnerabilities. Our information technology team is responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks under the oversight of our Chief Technology Officer. This team works with third parties from time to time to help identify, assess, and manage cybersecurity risks, including professional services firms and other vendors.
Based on our assessment process, we implement and maintain various technical, physical, and organizational measures designed to manage and mitigate cybersecurity risks and potential material impacts. Depending on the environment or systems, we implement measures designed to prevent, detect, respond to, mitigate, and recover from identified and significant cybersecurity threats. The risk management and reduction measures we implement for certain of our environments or systems include: policies and procedures designed to address cybersecurity threats, including an incident response policy, acceptable use policy, and vulnerability management policy; internal and/or external audits of some environments to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; encryption of certain data; network security controls in certain systems; physical and electronic access controls in certain environments; asset management, tracking and disposal; systems monitoring of certain systems; employee security training; penetration testing of certain environments; and maintaining cyber insurance; and a dedicated cybersecurity officer.
Dutch Bros Inc.| Form 10-K | 61

Our business, results of operations, or financial condition could be materially affected as a result of such risks, due to: the cost of and modification of business activities related to prevention or incident response; potential system failure, data loss, fraud or theft, or other material adverse consequences; disruptions, including in operations, due to potential delays in remediation of high risk or critical vulnerabilities; costs of notices and other disclosures that may be required by applicable data privacy and security obligations; or our inability to recover such costs under insurance policies or contractual rights. See "Risks Related to Our Business" in Item 1A, Risk Factors for more information.
Governance
The Audit and Risk Committee of the board of directors is responsible for oversight of the Company’s processes and policies for enterprise risk identification, management, and assessment, including key risks around data privacy, technology, and information security. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Technology Officer (CTO), Leigh Gower, who has more than 20 years of experience in the information technology field, including work in cybersecurity risk management. Prior to serving the Company, our CTO gained cybersecurity experience serving as Vice President, Technology at Blue Nile, as Senior Director, Product & Technology at T-Mobile, and as Management Consultant at Slalom Consulting.
Our CTO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CTO and her team are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including reporting certain incidents to a cross-functional group responsible for making ongoing assessments of reported incidents, led by our Chief Legal Officer and Chief Technology Officer, and includes members of our standing Disclosure Committee. The Chief Legal Officer is responsible for informing the Audit and Risk Committee regarding the Company’s significant cybersecurity threats and risk and meets with the Audit and Risk Committee at periodic or special meetings to review and discuss issues. Our Chief Legal Officer oversees an annual enterprise risk assessment that addresses certain applicable cybersecurity risks, the results of which are presented to the Audit and Risk Committee. We engage a third party consulting firm to assist with the annual enterprise risk assessment. Our Chief Legal Officer works with the Board, senior management, others at various levels of the organization, and our outside advisors to help identify, assess, and validate the Company’s top risks, taking into account past risk mitigation activities and future plans. Under our Cybersecurity Incident Reporting Policy, the Chief Legal Officer is also responsible for communicating to the Audit and Risk Committee the activities of the Company related to the assessments and reporting of potentially significant cybersecurity incidents.

Dutch Bros Inc.| Form 10-K | 62

ITEM 2. PROPERTIES
As of December 31, 2023, we had 542 company-operated and 289 franchise shops with 831 total shops in 16 states. The chart below shows our properties by state as of December 31, 2023.

AL
AZ
CA
CO
ID
KS
KY
MO
NM
NV
OK
OR
TN
TX
UT
WA
1
44
36
80
62
92
154
8
37
45
32
5
37
11
11
2
2
7
7
11
11
3
27
30
22
22
101
54
155
18
18
166
166
25
25
39
28
67
Franchise
Company-operated

In addition to our company-operated shops, we own and lease the following facilities:

Location	Primary Function(s)	Square Feet	Owned or Leased
Grants Pass, Oregon	Corporate headquarters	16,000	Owned
Grants Pass, Oregon	Headquarters office space	26,000	Leased
Grants Pass, Oregon	Roasting and packing facility	36,000	Owned
Grants Pass, Oregon	Roasting and warehouse facility	21,000	Leased
Grants Pass, Oregon	Aircraft hangar and transportation operations	84,000	Leased
Scottsdale, Arizona	Office space	7,000	Leased
Our principal executive offices are located at 110 SW 4th Street, Grants Pass, Oregon, 97526. We believe our current facilities are suitable for our near term needs, and expect to add additional capacity related to the planned shift of approximately 40% of our total support staff to Arizona. In addition, we expect to continue to add additional capacity on an as-needed basis. We are in the process of constructing a roasting facility in Texas to service our shops in new markets as we expand eastward, in line with our growth strategy.
For additional information regarding leases, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 8 — Leases in our consolidated financial statements, included elsewhere in this Form 10-K.
Dutch Bros Inc.| Form 10-K | 63

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
Please refer to NOTE 17 — Commitments and Contingencies under the heading “Legal Proceedings” for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Dutch Bros Inc.| Form 10-K | 64

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “BROS”. There is no established public trading market for our Class B common stock, Class C common stock, or Class D common stock.
Stockholders
As of December 31, 2023, our Class A common stock was held by 105 holders of record. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of December 31, 2023, we also had three holders of record of our Class B common stock, two holders of record of our Class C common stock, and two holders of record of our Class D common stock.
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
Dutch Bros Inc.| Form 10-K | 65

	September 15, 2021	December 31, 2021	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Dutch Bros Inc.	$100.00	$138.79	$76.85	$86.23	$77.56	$63.39	$86.34
S&P 500 Index	$100.00	$106.37	$85.69	$91.71	$99.32	$95.70	$106.45
S&P 500 Consumer Discretionary Index	$100.00	$109.67	$68.46	$79.25	$90.59	$86.06	$96.55
The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Recent Sales of Unregistered Securities
On October 23, 2023, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of our Class A common stock via exchange of approximately 4.1 million Dutch Bros OpCo Class A common units held by our Co-Founder for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then reserved for sale directly by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and no proceeds were received by the Company.
Pursuant to Section 3(a)(9) of the Securities Act, on November 15, 2023 and December 18, 2023, we made an unregistered issuance of our Class A common stock via (i) exchange of approximately 4.2 million Dutch Bros OpCo Class A common units and conversion of approximately 1.4 million shares of Dutch Bros Inc. Class D common stock, and (ii) exchange of approximately 1.0 million Dutch Bros OpCo Class A common units and conversion of approximately 0.3 million shares of Dutch Bros Inc. Class D common stock, respectively, held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and no proceeds were received by the Company.
ITEM 6. [RESERVED]
Dutch Bros Inc.| Form 10-K | 66

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Further, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.
Overview and Highlights
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the quick service beverage industry in the United States by location count.
As of December 31, 2023, we had 831 company-operated and franchised shops in 16 states, an increase of approximately 23.8% from the same period in the prior year. For the year ended December 31, 2023, we generated $965.8 million of revenue, $10.0 million net income, and $0.03 income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
Dutch Bros Inc.| Form 10-K | 67

1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Key Highlights
•In February 2023, welcomed new Dutch Bros President, Christine Barone, who, in January 2024, assumed the role of CEO, in addition to President.
•Opened 146 company-operated shops across multiple new operating areas in the year ended December 31, 2023, bringing total company-operated shops to 65% of our total shops, an increase of approximately 37% over 2022.
•In September 2023, completed the first follow-on offering since our IPO, resulting in net proceeds of approximately $331 million.
Impact of Global Events
Inflation and Minimum Wage Increases
Similar to many of our peers in our industry, we continued to experience the effects of elevated commodity costs due to inflation, including in dairy, coffee, fuel, packaging, and continuing legislated minimum wage increases that took effect this year in certain states. We expect these inflationary pressures to continue to affect our operating results in the foreseeable future. For example, California’s minimum wage will increase to $20 per hour beginning in April 2024 for covered employees in our industry. While these pressures have impacted our operating results, we have taken measures over the past year to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
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
On a macro level, conditions (including bank failures and other events affecting financial institutions, rising interest rates, and the impacts of the Russia-Ukraine and Israel-Hamas wars) have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.

Dutch Bros Inc.| Form 10-K | 68

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands)	2023	2022	2021
REVENUES
Company-operated shops	$857,939	$639,710	$403,746
Franchising and other	107,837	99,302	94,130
Total revenues	965,776	739,012	497,876

COSTS AND EXPENSES
Cost of sales	714,480	558,096	344,573
Selling, general and administrative	205,074	183,528	264,529
Total costs and expenses	919,554	741,624	609,102

INCOME (LOSS) FROM OPERATIONS	46,222	(2,612)	(111,226)

OTHER EXPENSE
Interest expense, net	(32,321)	(18,018)	(7,093)
Other income (expense)	3,018	3,976	(1,240)
Total other expense	(29,303)	(14,042)	(8,333)

INCOME (LOSS) BEFORE INCOME TAXES	16,919	(16,654)	(119,559)
Income tax expense (benefit)	6,967	2,599	(1,628)
NET INCOME (LOSS)	9,952	(19,253)	(117,931)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	—	(67,374)
Less: Net income (loss) attributable to non-controlling interests	8,234	(14,500)	(37,878)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$1,718	$(4,753)	$(12,679)
Dutch Bros Inc.| Form 10-K | 69

Segment Financials

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021
Revenues:
Company-operated shops	$857,939	$639,710	$403,746
Franchising and other	107,837	99,302	94,130
Total revenues	965,776	739,012	497,876
Cost of sales:
Company-operated shops	677,704	518,383	317,045
Franchising and other	36,776	39,713	27,528
Total cost of sales	714,480	558,096	344,573
Segment gross profit:
Company-operated shops	180,235	121,327	86,701
Franchising and other	71,061	59,589	66,602
Total gross profit	251,296	180,916	153,303
Depreciation and amortization:
Company-operated shops	62,088	36,306	$16,291
Franchising and other	5,398	5,706	6,263
All other ¹	1,649	2,716	2,663
Total depreciation and amortization	$69,135	$44,728	$25,217
Segment contribution:
Company-operated shops	242,323	157,633	102,992
Franchising and other	76,459	65,295	72,865
Total segment contribution	$318,782	$222,928	$175,857
Selling, general and administrative	(205,074)	(183,528)	(264,529)
Interest expense, net	(32,321)	(18,018)	(7,093)
Other income (expense)	3,018	3,976	(1,240)
Income (loss) before income taxes	$16,919	$(16,654)	$(119,559)
__________________
1 Included in selling, general and administrative expenses and not part of segment contribution calculation.
Dutch Bros Inc.| Form 10-K | 70

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Year Ended December 31,
(in thousands, except shop count data; unaudited)	2023	2022	2021
Shop count, beginning of period
Company-operated	396	271	182
Franchised	275	267	259
Total shop count	671	538	441
Company-operated new openings	146	120	82
Franchised new openings	13	13	16
Acquisition of franchise shops	—	5	7
Re-openings / (Closures) [1]	1	—	(1)
Shop count, end of period
Company-operated	542	396	271
Franchised	289	275	267
Total shop count	831	671	538

Systemwide AUV [2]	$1,973	$1,924	$1,850
Company-operated shops AUV [2]	$1,902	$1,895	$1,752

Systemwide same shop sales [3,4]	2.8%	1.0%	8.4%
Company-operated same shop sales [3]	1.5%	0.6%	9.0%

Systemwide sales [4]	$1,444,433	$1,163,182	$913,822
Company-operated operating weeks [5]	24,395	17,489	11,526
Franchising and other operating weeks [5]	14,624	13,828	13,175

Dutch Rewards member registrations [6]	2,252	2,004	3,202

	Year Ended December 31,
	2023		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop revenues	857,939	100.0	639,710	100.0	403,746	100.0
Company-operated shop gross profit	180,235	21.0	121,327	19.0	86,701	21.5
Company-operated shop contribution [7]	242,323	28.2	157,633	24.6	102,992	25.5
Selling, general, and administrative expenses	205,074	21.2	183,528	24.8	264,529	53.1
Adjusted selling, general, and administrative expenses [7]	160,749	16.6	136,441	18.5	96,498	19.4
Net income (loss)	9,952	1.0	(19,253)	(2.6)	(117,931)	(23.7)
Adjusted EBITDA [7]	160,062	16.6	91,181	12.3	84,132	16.9
Dutch Bros Inc.| Form 10-K | 71

_________________
1    Represents the re-opening of a shop that was temporarily closed in 2021.
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
3    Same shop sales reflects the change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Year Ended December 31,
(unaudited)	2023	2022	2021
Systemwide shop base	503	414	354
Company-operated shop base	246	173	120
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
7    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Year Ended December 31,
	2023		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop revenues	857,939	100.0	639,710	100.0	403,746	100.0

Beverage, food, and packaging costs	230,133	26.9	171,864	26.9	102,222	25.3
Labor costs	230,505	26.9	182,861	28.6	122,161	30.3
Occupancy and other costs	140,895	16.4	109,366	17.1	63,570	15.7
Pre-opening costs	14,083	1.6	17,986	2.8	12,801	3.2
Depreciation and amortization	62,088	7.2	36,306	5.6	16,291	4.0
Company-operated shop costs and expenses	677,704	79.0	518,383	81.0	317,045	78.5
Company-operated shop gross profit	180,235	21.0	121,327	19.0	86,701	21.5
Company-operated shop contribution [1]	242,323	28.2	157,633	24.6	102,992	25.5
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-K | 72

Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022		2022 v 2021
Company-operated shop revenues	$857,939	$639,710	$403,746	$218,229	34.1%	$235,964	58.4%
Year Ended December 31, 2023 v. 2022
The Company-operated shop revenue increase was primarily driven by the following:
+    $208.6 million from company-operated shops opened in the last 15 months.
+    $9.6 million from an increase in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 246 company-operated shops was included in the comparable shop base.
_________________
1    The comparable shop bases were 120, 173, and 246 for the three years ended December 31, 2021, 2022, and 2023, respectively. The comparable shop base includes mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Beverage, food and packaging costs	$230,133	$171,864	$102,222	$58,269	33.9%		$69,642	68.1%
As a percentage of company-operated shop revenues	26.9%	26.9%	25.3%	N/A	—	bps	N/A	160	bps
Dutch Bros Inc.| Form 10-K | 73

Year Ended December 31, 2023 v. 2022
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$49,089	N/A
Ingredient costs	4,241	50
Volume	971	N/A
Timing	N/A	30
Pricing impacts	N/A	(130)
Other	3,968	50
Total change	$58,269	—
Labor Costs

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Labor costs	$230,505	$182,861	$122,161	$47,644	26.1%		$60,700	49.7%
As a percentage of company-operated shop revenues	26.9%	28.6%	30.3%	N/A	(170)	bps	N/A	(170)	bps
Year Ended December 31, 2023 v. 2022
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$52,966	N/A
Staffing management	(8,276)	(100)
Volume	517	N/A
Timing	N/A	20
Pricing impacts	N/A	(130)
Other	2,437	40
Total change	$47,644	(170)
Occupancy and Other Costs

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Occupancy and other costs	$140,895	$109,366	$63,570	$31,529	28.8%		$45,796	72.0%
As a percentage of company-operated shop revenues	16.4%	17.1%	15.7%	N/A	(70)	bps	N/A	140	bps
Dutch Bros Inc.| Form 10-K | 74

Year Ended December 31, 2023 v. 2022
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$31,747	N/A
Timing	N/A	10
Pricing impacts	N/A	(80)
Other	(218)	—
Total change	$31,529	(70)
Pre-opening Costs

	Year Ended December 31,
(in thousands, except shop data; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Pre-opening costs	$14,083	$17,986	$12,801	$(3,903)	(21.7)%		$5,185	40.5%
As a percentage of company-operated shop revenues	1.6%	2.8%	3.2%	N/A	(120)	bps	N/A	(40)	bps
New company-operated shops opened	146	120	82	26	21.7%		38	46.3%
Pre-opening costs per new company-operated shop	$96	$150	$156	$(54)	(36.0)%		$(6)	(3.8)%
Year Ended December 31, 2023 v. 2022
The decrease in pre-opening costs was primarily driven by opening a higher proportion of shops in existing markets, which do not require as much support, in the year ended December 31, 2023 as compared to 2022.
Depreciation and Amortization

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Depreciation and amortization	$62,088	$36,306	$16,291	$25,782	71.0%		$20,015	122.9%
As a percentage of company-operated shop revenues	7.2%	5.6%	4.0%	N/A	160	bps	N/A	160	bps
Year Ended December 31, 2023 v. 2022
The increase in depreciation and amortization was primarily driven by the opening of 146 new company-operated shops during 2023.
Dutch Bros Inc.| Form 10-K | 75

Company-operated Shop Gross Profit and Contribution1

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Company-operated shop gross profit	$180,235	$121,327	$86,701	$58,908	48.6%		$34,626	39.9%
As a percentage of company-operated shop revenues	21.0%	19.0%	21.5%	N/A	200	bps	N/A	(250)	bps
Company-operated shop contribution [1]	$242,323	$157,633	$102,992	$84,690	53.7%		$54,641	53.1%
As a percentage of company-operated shop revenues	28.2%	24.6%	25.5%	N/A	360	bps	N/A	(90)	bps
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2023 v. 2022
The Company-operated shop gross profit and contribution impacts for the year-over-year comparison, presented in basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(unaudited)	BPS
Ingredient costs	(50)
Labor costs	70
Costs decreases	20
Menu prices	360
Pricing and discounts	360
Pre-opening costs	120
New shop related items	120
Leverage (deleverage)	20
Loyalty points breakage [2]	(60)
Other	(260)
Total change in Company-operated shop gross profit	200
Depreciation and amortization	160
Total change in Company-operated shop contribution [1]	360
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
2    Recognition of $4.9 million of breakage revenue from the loyalty points collected prior to January 1, 2022 that expired on December 31, 2022.
Dutch Bros Inc.| Form 10-K | 76

Franchising and Other Segment Performance

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022			2022 v 2021
Franchising and other revenue	$107,837	$99,302	$94,130	$8,535	8.6%		$5,172	5.5%
Franchising and other gross profit	$71,061	$59,589	$66,602	$11,472	19.3%		$(7,013)	(10.5)%
As a percentage of franchising and other revenue	65.9%	60.0%	70.8%	N/A	590	bps	N/A	(1,080)	bps
Year Ended December 31, 2023 v. 2022
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $6.0 million primarily from products sold to franchisees, net of costs and adjustments.
+    $3.1 million from shop weeks, driven by shop openings during the period.
+    $2.4 million from same shop sales.
Selling, General, and Administrative

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022		2022 v 2021
Selling, General and Administrative	$205,074	$183,528	$264,529	$21,546	11.7%	$(81,001)	(30.6)%
As a percentage of total revenues	21.2%	24.8%	53.1%	N/A	N/M	N/A	N/M
Year Ended December 31, 2023 v. 2022
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year total revenues), were driven by the following:
+    $20.6 million from investments in human capital, processes, and systems to support our revenue growth.
+    $2.2 million or 20 bps in consulting fees related to our long-term growth strategy and associated changes to our organizational structure to support growth.
+    $2.0 million or 20 bps in estimated expense for certain legal disputes.
-    $2.4 million or 30 bps from prior year company-wide event costs celebrating 30 years serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE to our customers.
-    $2.4 million or 30 bps from lower equity-based compensation charges.
-    $1.2 million or 10 bps from prior year write-off of prepaid expense for our virtual corporate engagement platform built in response to COVID-19 pandemic as a substitute for in person
Dutch Bros Inc.| Form 10-K | 77

engagement practices pre-pandemic. The platform was determined ineffective, particularly as we shifted back to in person engagement and easing of restrictions related to the COVID-19 pandemic.
The summation of the impact of the specific items above would have decreased selling, general and administrative expenses from prior year by 30 bps to be 24.5% of revenue. However, leverage from revenue growth reduces that percentage by 330 bps to be 21.2% of revenue.
Other Expense

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022		2022 v 2021
Interest expense on finance leases	$(17,516)	$(9,296)	$(4,145)	$(8,220)	88.4%	$(5,151)	124.3%
Other interest expense, net	(14,805)	(8,722)	(2,948)	(6,083)	69.7%	(5,774)	195.9%
Interest expense, net	$(32,321)	$(18,018)	$(7,093)	$(14,303)	79.4%	$(10,925)	154.0%
Other income (expense)	3,018	3,976	(1,240)	(958)	(24.1)%	5,216	N/M
Total other expense	$(29,303)	$(14,042)	$(8,333)	$(15,261)	108.7%	$(5,709)	68.5%
Year Ended December 31, 2023 v. 2022
The increase in interest expense, net was primarily driven by increased borrowings and higher interest rates associated with our credit facility, and additional finance leases for new shop builds.
The decrease in other income (expense), net was primarily driven by a decrease in remeasurement gains in the current period related to the TRAs liability.
Income Tax Expense (Benefit)

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022		2022 v 2021
Income tax expense (benefit)	$6,967	$2,599	$(1,628)	$4,368	168.1%	$4,227	(259.6)%
Effective tax rate	41.2%	(15.6)%	1.4%	N/A	N/M	N/A	N/M
Year Ended December 31, 2023 v. 2022
The increase in tax expense was primarily driven by increased current year pre-tax income and changes in the state earnings mix, partially offset by increased credits.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $133.5 million and $20.2 million as of December 31, 2023 and December 31, 2022, respectively.
For the year ended December 31, 2023, our principal sources of liquidity were cash flows from our Follow-On Offering in September 2023, our revolving credit facility, and operations. Our principal uses of liquidity for the year ended December 31, 2023 were the payoff of our revolving credit facility, and to fund our new shop builds and other working capital needs.
For additional information related to the Follow-On Offering, see below.
Dutch Bros Inc.| Form 10-K | 78

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands; unaudited)	2023	2022	2021	2023 v. 2022		2022 v 2021
Net cash provided by operating activities	$139,915	$59,883	$80,375	$80,032	133.6%	$(20,492)	(25.5)%
Net cash used in investing activities	(227,280)	(192,572)	(121,089)	(34,708)	18.0	(71,483)	59.0
Net cash provided by financing activities	200,732	134,361	27,580	66,371	49.4%	106,781	N/M
Net increase (decrease) in cash and cash equivalents	$113,367	$1,672	$(13,134)	$111,695	6680.3%	$14,806	(112.7)%
Cash and cash equivalents at beginning of period	20,178	18,506	31,640	1,672	9.0	(13,134)	(41.5)
Cash and cash equivalents at end of period	$133,545	$20,178	$18,506	$113,367	561.8%	$1,672	9.0%
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
Cash Requirements
We believe that proceeds from our Follow-On Offering, 2022 Credit Facility, and cash provided by operating activities are adequate to fund our debt service requirements, lease obligations, and working capital obligations for at least the next 12 months.
Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops. We currently expect to fund our current and long-term material capital requirements with operating cash flows and, as needed, additional proceeds from our 2022 Credit Facility, but we may also seek additional debt or equity financing.
Dutch Bros Inc.| Form 10-K | 79

From time to time, we may explore additional financing sources which could include equity, equity‑linked, and debt financing arrangements. Further, the payments that we may be required to make under the TRAs may be significant, and we are currently unable to estimate the timing of the payments that may be due thereunder.
Other than operating expenses, including approximately $24 million to $31 million in costs related to our organizational realignment and restructuring initiative, our cash requirements for 2024 are expected to consist primarily of capital expenditures for investments in our new and existing shops, our supply chain, and our corporate facilities, including a new roasting facility that is estimated to be approximately $10 million in incremental spend. The total capital expenditures for 2024 are estimated to be approximately $280 million to $320 million, including approximately $6 million to $10 million related to our organizational realignment and restructuring initiative.
Our current and long-term material cash requirements as of December 31, 2023, primarily include the following:
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
•Purchase Obligations: include all legally binding contracts, including firm minimum commitments for inventory purchases, commitments for the purchase, construction or remodeling of real estate facilities, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. As of December 31, 2023, purchase obligations were approximately $180 million, of which substantially all are expected to be paid within one to two years.
•TRAs Obligations: Refer to NOTE 11 — Tax Receivable Agreements and NOTE 17 — Commitments and Contingencies, of the notes to the consolidated financial statements, included elsewhere in this Form 10-K, for further information of our obligations.
Follow-On Offering
On September 12, 2023, Dutch Bros Inc. completed a follow-on offering of approximately 13.3 million shares of Class A common stock at a public offering price of $26.00 per share, which included approximately 1.7 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. This resulted in proceeds of approximately $331.2 million, net of underwriting discounts and commissions. The proceeds were used to purchase an equal number of Class A common units of Dutch Bros OpCo. Dutch Bros OpCo used the proceeds for working capital and general corporate purposes, including principal repayment of $202.7 million of our revolving credit facility, and for payment of offering costs of approximately $1.1 million. The offering costs were charged to additional paid-in capital on our consolidated balance sheet.
Credit Facility
JP Morgan Credit Facility
On August 4, 2023, the Company amended its senior secured credit facility, dated February 28, 2022 with JP Morgan Chase Bank, N.A. (as amended, the 2022 Credit Facility) to increase borrowing capacity by $150 million to a total of $650 million. The 2022 Credit Facility consists of a $350 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $200 million. The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date).
Dutch Bros Inc.| Form 10-K | 80

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
Approximately $202.7 million of proceeds from our September 2023 Follow-On Offering were used to pay off the balance of the revolving credit facility as of the repayment date.
Interest Rate Swap Contract
The Company has an interest rate swap with JPMorgan Chase Bank, N.A. The interest rate swap has a notional amount of $70 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the $70 million notional amount. The interest rate swap matures on February 28, 2027. There were no changes to the interest rate swap contract resulting from the amendment to our credit facility.
See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instruments for additional details related to our 2022 Credit Facility and interest rate swap contract.
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
Our lease agreements generally do not provide an implicit interest rate; as such, the discount rate used to measure the initial lease liability is equal to the rate the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Management uses a specialist to determine the discount rate, which is subject to fluctuation based on market interest rates and our credit risk profile.
We also estimate the lease term at commencement. The lease term commences on the date when we take possession of the leased property. To determine the length of the lease term at inception, we consider both termination and renewal option periods available. Reasonably certain renewal periods are included in the lease term at commencement.
Variations in judgment applied to these estimates could result in material differences such as the following:
Dutch Bros Inc.| Form 10-K | 81

• Lease expenses, including rent, depreciation and amortization
• Present value of lease right-of-use assets and lease liabilities
• Reasonably certain lease term
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
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. See NOTE 12 — Income Taxes for further details.
Tax Receivable Agreements
In connection with our IPO, we entered into two TRAs with the Continuing Members and Pre-IPO Blocker Holders. The TRAs generally provide for us to pay the Continuing Members and Pre-IPO Blocker Holders 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2023, we recognized $290.9 million of liabilities relating to our obligations under the TRAs.
Changes in the projected TRAs liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Estimating future taxable income is a key input in calculating the TRAs liability, and is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. See NOTE 11 — Tax Receivable Agreements for further details.
Dutch Bros Inc.| Form 10-K | 82

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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects where applicable. Income tax effects have been calculated based on the combined total non-GAAP adjustments using our total effective tax rate. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated.
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
EBITDA, Adjusted EBITDA (in dollars and as a percentage of revenue)
EBITDA — definition and/or calculation
Net income (loss) before interest expense (net of interest income), income tax expense (benefit), and depreciation and amortization expense.
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses and donations associated with equity offerings, COVID-19: “Thank You” pay and catastrophic leave expenses, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions costs, (gain) loss on the remeasurement of the liability related to the TRAs, estimated expenses related to certain legal disputes, and organization realignment and restructuring costs.
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
Selling, general, and administrative expenses, excluding equity-based compensation expense, expenses and donations associated with equity offerings, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions, estimated expense related to certain legal disputes, and organization realignment and restructuring costs.
Dutch Bros Inc.| Form 10-K | 83

Adjusted selling, general, and administrative in dollars (as defined), taken as a percentage of total revenue.
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
Donations associated with equity offerings
In connection with our IPO, we made a donation to the Foundation. This donation is separate from other donations to the Foundation that we may periodically make.
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
Dutch Bros Inc.| Form 10-K | 84

Legal proceedings
Estimated loss accrual related to certain legal disputes.
Organization realignment and restructuring
Fees and costs, including consulting fees and costs, related to a comprehensive initiative to develop and implement a long-term strategy involving changes to our organizational structure to support our growth, and the resulting realignment activities that have occurred in 2023 and are expected to continue for at least the next two years. Given this strategic initiative's magnitude and scope, the Company does not expect such costs will recur in the foreseeable future. The Company does not consider such costs reflective of the ongoing costs necessary to operate its business.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Year Ended December 31,
	2023		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop gross profit	180,235	21.0	121,327	19.0	86,701	21.5
Depreciation and amortization	62,088	7.2	36,306	5.6	16,291	4.0
Company-operated shop contribution	242,323	28.2	157,633	24.6	102,992	25.5

	Year Ended December 31,
	2023		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%
Net income (loss)	9,952	1.0	(19,253)	(2.6)	(117,931)	(23.7)
Depreciation and amortization	69,135	7.2	44,728	6.0	25,217	5.1
Interest expense, net	32,321	3.3	18,018	2.4	7,093	1.4
Income tax expense (benefit)	6,967	0.8	2,599	0.4	(1,628)	(0.3)
EBITDA	118,375	12.3	46,092	6.2	(87,249)	(17.5)
Equity-based compensation	39,222	4.1	41,657	5.6	157,716	31.7
Expenses associated with equity offerings	—	—	—	—	6,523	1.3
Donations associated with equity offerings	—	—	—	—	3,792	0.7
COVID-19: Thank You pay and catastrophic leave	—	—	1,468	0.2	3,350	0.7
COVID-19: prepaid costs not utilized	—	—	2,305	0.3	—	—
Milestone events	—	—	2,434	0.3	—	—
Executives transition	1,000	0.1	691	0.1	—	—
TRAs remeasurement	(2,638)	(0.3)	(3,466)	(0.4)	—	—
Legal proceedings	1,950	0.2	—	—	—	—
Organization realignment and restructuring:
Consulting	2,153	0.2	—	—	—	—
Adjusted EBITDA	160,062	16.6	91,181	12.3	84,132	16.9
Dutch Bros Inc.| Form 10-K | 85

	Year Ended December 31,
	2023		2022		2021
(in thousands; unaudited)	$	%	$	%	$	%
Selling, general, and administrative [1]	205,074	21.2	183,528	24.8	264,529	53.1
Equity-based compensation	(39,222)	(4.1)	(41,657)	(5.6)	(157,716)	(31.7)
Expenses associated with equity offerings	—	—	—	—	(6,523)	(1.3)
Donations associated with equity offerings	—	—	—	—	(3,792)	(0.7)
COVID-19: prepaid costs not utilized	—	—	(2,305)	(0.3)	—	—
Milestone events	—	—	(2,434)	(0.3)	—	—
Executives transition	(1,000)	(0.1)	(691)	(0.1)	—	—
Legal proceedings	(1,950)	(0.2)	—	—	—	—
Organization realignment and restructuring:
Consulting	(2,153)	(0.2)	—	—	—	—
Adjusted selling, general and administrative	160,749	16.6	136,441	18.5	96,498	19.4
_________________
1    Selling, general and administrative expenses include depreciation and amortization.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation by increasing our menu prices over the past year, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing, as we experienced during the year ended December 31, 2023, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which increases directly affect our labor costs, and other upward pressure on wage rates in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of December 31, 2023, we employed approximately 15,000 hourly workers in our company-operated shops.
Dutch Bros Inc.| Form 10-K | 86

Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of December 31, 2023, we had no revolving loans outstanding, and $95.6 million was outstanding on our term loan. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of December 31, 2023 would result in an increase in our annual interest expense of approximately $1.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-K | 87

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dutch Bros Inc.| Form 10-K | 88

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dutch Bros Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dutch Bros Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of ASC Topic 842, Leases, as amended.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included
Dutch Bros Inc.| Form 10-K | 89

performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Measurement of the tax receivable agreement liability
As discussed in Note 2 to the consolidated financial statements, , the Company has tax receivable agreements (TRA) with certain Pre-IPO Owners, which are contractual commitments to pay an amount equal to 85% of certain tax attributes and benefits, deemed to be realized in certain circumstances by the Company, to the parties to the TRA. As discussed in Note 11, the Company’s liability related to obligations under the TRA (TRA Liability) was $290.9 million as of December 31, 2023.
We identified the measurement of the TRA liability as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required in the evaluation of the Company’s interpretation of tax law to determine the tax attributes and benefits subject to the TRA. In addition, evaluation of the interpretation of the tax law and the completeness of the inputs to the calculation used to determine the TRA liability required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the TRA liability. This included the internal controls over the application of relevant tax law and the completeness of the inputs into the TRA liability calculation. We involved tax professionals with specialized skills and knowledge, who assisted in:
•developing an independent interpretation of the tax law to determine the tax attributes and benefits subject to the TRA and comparing to the Company’s interpretation
Dutch Bros Inc.| Form 10-K | 90

•evaluating the completeness of the inputs to the model by comparing the Company’s model and the inputs used to develop the TRA liability to our independently developed model.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Portland, Oregon
February 23, 2024
Dutch Bros Inc.| Form 10-K | 91

DUTCH BROS INC.
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$133,545	$20,178
Accounts receivable, net	9,124	11,966
Inventories, net	46,953	39,229
Prepaid expenses and other current assets	15,637	10,949
Total current assets	205,259	82,322
Property and equipment, net	542,440	365,468
Finance lease right-of-use assets, net	382,734	247,943
Operating lease right-of-use assets, net	199,673	169,302
Intangibles, net	5,415	8,804
Goodwill	21,629	21,629
Deferred income tax assets, net	402,995	288,765
Other long-term assets	3,865	2,127
Total assets	$1,764,010	$1,186,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,957	$21,270
Accrued compensation and benefits	31,405	19,706
Other accrued liabilities	15,770	9,667
Other current liabilities	6,423	5,939
Deferred revenue	30,349	25,335
Line of credit	—	110,865
Current portion of finance lease liabilities	9,482	7,971
Current portion of operating lease liabilities	10,239	9,317
Current portion of long-term debt	4,491	2,609
Total current liabilities	138,116	212,679
Deferred revenue, net of current portion	6,676	6,119
Finance lease liabilities, net of current portion	367,775	237,130
Operating lease liabilities, net of current portion	191,419	161,228
Long-term debt, net of current portion	93,175	96,297
Tax receivable agreements liability	290,920	220,923
Other long-term liabilities	8	8
Total liabilities	1,088,089	934,384
Commitments and contingencies (Note 17)

Dutch Bros Inc.| Form 10-K | 92

DUTCH BROS INC.
Consolidated Balance Sheets (continued)

(in thousands, except per share amounts)	December 31, 2023	December 31, 2022
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 69,958 and 45,544 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 60,629 and 64,699 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 35,864 and 41,056 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 10,669 and 12,411 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	379,391	145,613
Accumulated other comprehensive income	544	813
Accumulated deficit	(15,592)	(17,310)
Total stockholders' equity attributable to Dutch Bros Inc.	364,345	129,118
Non-controlling interests	311,576	122,858
Total equity	675,921	251,976
Total liabilities and equity	$1,764,010	$1,186,360
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 93

DUTCH BROS INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
REVENUES
Company-operated shops	$857,939	$639,710	$403,746
Franchising and other	107,837	99,302	94,130
Total revenues	965,776	739,012	497,876

COSTS AND EXPENSES
Cost of sales	714,480	558,096	344,573
Selling, general and administrative	205,074	183,528	264,529
Total costs and expenses	919,554	741,624	609,102

INCOME (LOSS) FROM OPERATIONS	46,222	(2,612)	(111,226)

OTHER EXPENSE
Interest expense, net	(32,321)	(18,018)	(7,093)
Other income (expense)	3,018	3,976	(1,240)
Total other expense	(29,303)	(14,042)	(8,333)

INCOME (LOSS) BEFORE INCOME TAXES	16,919	(16,654)	(119,559)
Income tax expense (benefit)	6,967	2,599	(1,628)
NET INCOME (LOSS)	$9,952	$(19,253)	$(117,931)
Less: Net loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	—	(67,374)
Less: Net income (loss) attributable to non-controlling interests	8,234	(14,500)	(37,878)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$1,718	$(4,753)	$(12,679)
Net income (loss) per share of Class A and Class D common stock:
Basic	$0.03	$(0.09)	$(0.28)
Diluted	$0.03	$(0.09)	$(0.28)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	62,074	51,871	45,864
Diluted	62,074	51,871	45,864
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 94

DUTCH BROS INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income (loss)	$9,952	$(19,253)	$(117,931)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense of $10, $273, and $— respectively	(748)	2,908	—
Comprehensive income (loss)	9,204	(16,345)	(117,931)
Less: comprehensive loss attributable to Dutch Bros OpCo prior to the Reorganization Transactions	—	—	(67,374)
Less: comprehensive income (loss) attributable to non-controlling interests	7,755	(12,405)	(37,878)
Comprehensive income (loss) attributable to Dutch Bros Inc.	$1,449	$(3,940)	$(12,679)
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 95

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2023

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income	—	—	—	—	—	—	—	—	—	—	1,718	8,234	9,952
Unrealized loss on derivative securities, effective portion, net of income tax expense of $10	—	—	—	—	—	—	—	—	(217)	(269)	—	(479)	(965)
Equity-based compensation expense	—	—	—	—	—	—	—	—	15,177	—	—	24,045	39,222
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	140	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,081	—	—	—	330,081
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	655	—	—	—	655
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	301	—	—	—	301
Effect of acquisition of Dutch Bros OpCo Class A common units	11,005	—	(4,070)	—	—	—	—	—	(158,152)	—	—	158,152	—
Surrender and cancellation of Class C & D common stock	—	—	—	—	(5,192)	—	(1,742)	—	—	—	—	—	—
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921

Dutch Bros Inc.| Form 10-K | 96

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity (continued)

Year Ended December 31, 2022

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

Dutch Bros Inc.| Form 10-K | 97

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity (continued)

Year Ended December 31, 2021
	Dutch Mafia LLC (Prior to Reorganization Transactions)
		Dutch Bros. Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2020	$77,487	—	$—	—	$—	—	$—	—	$—	$—	$—	—	77,487
Net loss prior to the Reorganization Transactions	(67,374)	—	—	—	—	—	—	—	—	—	—	—	(67,374)
Reclass of profits interest liability to equity	76,596	—	—	—	—	—	—	—	—	—	—	—	76,596
Member distributions	(213,308)	—	—	—	—	—	—	—	—	—	—	—	(213,308)
Equity-based compensation recognized prior to the Reorganization Transactions	78,579	—	—	—	—	—	—	—	—	—	—	—	78,579
Effect of the Reorganization Transactions and initial public offering on non-controlling interests	48,020	9,877	—	71,408	1	54,068	1	17,036	—	(195,936)	—	147,914	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	24,211	—	—	—	—	—	—	—	520,804	—	—	520,804
Purchase of OpCo Units in connection with the initial public offering	—	—	—	(6,709)	—	(5,062)	—	—	—	(239,421)	—	(13,849)	(253,270)
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(12,679)	(37,878)	(50,557)
Equity-based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	12,663	—	31,390	44,053
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	—	345	—	—	—	—	—	—	—	(3,258)	—	(8,075)	(11,333)
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	—	46,446	—	—	46,446
Effect of exchange of OpCo Class A common units	—	—	—	—	—	—	—	—	—	289	—	(289)	—
Surrender and cancellation of Class C & D common stock	—	—	—	—	—	—	—	(1,595)	—	(34,394)	—	—	(34,394)
Balance, December 31, 2021	$—	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$(12,679)	$119,213	$213,729

Dutch Bros Inc.| Form 10-K | 98

DUTCH BROS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,952	$(19,253)	$(117,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,135	44,728	25,217
Non-cash interest expense	887	691	280
Loss (gain) on disposal of assets	(23)	(340)	657
Loss on extinguishment of debt	—	—	1,286
Equity-based compensation	39,222	41,657	157,716
Deferred income taxes	5,946	1,078	(2,663)
Remeasurement gain on TRAs	(2,638)	(3,466)	—
Non-cash operating lease cost	11,413	9,919	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,842	(1,322)	193
Inventories, net	(7,724)	(15,817)	(7,668)
Prepaid expenses and other current assets	(4,775)	(695)	(3,761)
Other long-term assets	(578)	1,147	13
Accounts payable	3,903	1,606	2,154
Accrued compensation and benefits	11,699	5,333	5,224
Other accrued liabilities	3,738	643	2,864
Other current liabilities	484	1,001	4,794
Deferred revenue	5,571	3,367	11,706
Deferred rent	—	—	412
Other long-term liabilities	—	(672)	(118)
Operating lease liabilities	(9,139)	(9,722)	—
Net cash provided by operating activities	139,915	59,883	80,375
Cash flows from investing activities:
Purchases of property and equipment	(228,457)	(187,880)	(118,444)
Proceeds from disposal of fixed assets	1,177	1,359	2,742
Acquisition of shops from franchisees	—	(6,051)	(5,387)
Net cash used in investing activities	(227,280)	(192,572)	(121,089)
Cash flows from financing activities:
Proceeds from line of credit	90,000	157,705	65,000
Payments on line of credit	(202,705)	(10,000)	(15,000)
Payments on finance lease liabilities	(12,432)	(5,838)	(2,653)
Proceeds from financing lease obligations	—	—	1,484
Proceeds from long-term debt	1,647	1,375	200,000
Payments on long-term debt	(2,613)	(1,982)	(227,594)
Payments of debt issuance costs	(1,350)	(2,749)	(2,406)
Proceeds from equity offering, net of underwriting discounts and commissions	331,200	—	524,858
Distributions paid to members	—	—	(213,308)
Payments to repurchase outstanding equity/member units	—	—	(287,664)
Payment of deferred offering costs	(1,119)	(250)	(3,804)
Tax withholding payments upon vesting of equity awards	(1,896)	(3,900)	(11,333)
Net cash provided by financing activities	200,732	134,361	27,580
Net increase (decrease) in cash and cash equivalents	113,367	1,672	(13,134)
Cash and cash equivalents, beginning of period	20,178	18,506	31,640
Cash and cash equivalents, end of period	$133,545	$20,178	$18,506
Dutch Bros Inc.| Form 10-K | 99

DUTCH BROS INC.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$34,969	$17,613	$7,350
Income taxes paid	1,731	1,316	886
Supplemental disclosure of noncash investing and financing activities
Additions of property with capital leases	—	—	35,169
Additions of property and equipment accrued as of end of period	13,880	6,731	6,452
Deferred offering costs accrued	—	—	250
Transfer between line of credit and term loan facility	—	100,000	—
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 100

DUTCH BROS INC.
Index for Notes to Consolidated Financial Statements
Dutch Bros Inc.| Form 10-K | 101

DUTCH BROS INC.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products and accessories. As of December 31, 2023, there were 831 shops in operation in 16 U.S. states, of which 542 were company-operated and 289 were franchised.
Organization
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
As of December 31, 2023, the Company held 100.0% of the voting interest and 45.5% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 54.5% of the economic interest of Dutch Bros OpCo.
IPO and Reorganization Transactions
In 2021 the Company completed its IPO of approximately 24.2 million shares of Class A common stock at a public offering price of $23.00 per share. In connection with the IPO, the Company completed various reorganization transactions, including amending and restating corporation and LLC documents, acquiring Dutch Bros OpCo’s common and voting units, designating Dutch Bros Inc. as managing member of Dutch Bros OpCo, and entering into Tax Receivable Agreements with the Continuing Members and Pre-IPO Blocker Holders (collectively, the Reorganization Transactions).
Follow-On Offering
On September 12, 2023, Dutch Bros Inc. completed a follow-on offering of approximately 13.3 million shares of Class A common stock at a public offering price of $26.00 per share, which included approximately 1.7 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. This resulted in proceeds of approximately $331.2 million, net of underwriting discounts and commissions. The proceeds were used to purchase an equal number of Class A common units of Dutch Bros OpCo. Dutch Bros OpCo used the proceeds for working capital and general corporate purposes, including principal repayment of the Company’s revolving credit facility, and for payment of offering costs of approximately $1.1 million. The offering costs were charged to additional paid-in capital on the Company’s consolidated balance sheet.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s consolidated financial statements as of December 31, 2023 and for the three years then ended have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
Reclassifications
The Company reclassified certain amounts in prior-period consolidated financial statements to conform to the current period's presentation. Accrued compensation and benefits costs have been reclassified from
Dutch Bros Inc.| Form 10-K | 102

other accrued liabilities and other current liabilities to be presented in a new line on the face of the consolidated balance sheets.
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
Dutch Bros Inc.| Form 10-K | 103

Derivative Instruments
The Company manages exposure to fluctuations in interest rates within its consolidated financial statements according to a hedging policy. Under this policy, the Company may from time to time enter into interest rate swap agreements to fix a portion of interest expense and hedge interest rate risk. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative instruments for speculative purposes or for any other purpose other than to manage its risks related to fluctuations in interest rates.
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
Refer to NOTE 10 — Derivative Financial Instruments for further discussion of the Company’s derivative instruments.
Accounts Receivable
Accounts receivable, net of allowance for credit losses, consist primarily of royalty revenues, outstanding balances for sales of roasted coffee beans, Blue Rebel, other retail-related supplies to franchisees, and vendor rebates. The allowance for credit losses is estimated based on the Company’s historical losses adjusted for current, reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers, review of specific accounts, and the financial stability and credit worthiness of its customers. Accounts receivable are charged off against the allowance for credit losses when the financial condition of the Company’s customers is adversely affected and they are unable to meet their financial obligations. The Company had no allowance for credit losses at December 31, 2023 and 2022.
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
Property and Equipment
Property and equipment, net are stated at historical cost less accumulated depreciation. Expenditures for maintenance, repairs, and routine replacements are charged to expense as incurred. Expenditures for major repairs and improvements that extend the useful lives of property and equipment are capitalized. When property or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in income (loss) from operations in the accompanying consolidated statements of operations. With the exception of the Company’s aircraft which is depreciated under the consumption method, depreciation is computed on a straight-line basis over the following useful lives:

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
The Company leases its company-operated shops, warehouse facilities, most headquarters buildings, and certain equipment under non-cancelable lease agreements that expire on various dates through 2043. The Company’s real estate leases consist of commercial ground leases and build-to-suite leases. The Company recognizes a right of use asset and lease liability for each lease with a contractual term of greater than 12 months at lease inception. The Company has elected not to recognize leases with terms of 12 months or less.
The Company’s real estate leases typically have an initial term of 15 years and include one to three renewal periods of five-years each. The Company includes renewals in the lease term when it is reasonably certain that the renewal period will be exercised.
Dutch Bros Inc.| Form 10-K | 105

The Company calculates right-of-use assets and lease liabilities based on the present value of the fixed minimum lease payments, including any estimated lease incentives, at lease commencement using an estimated incremental borrowing rate corresponding to the lease term and applied on a portfolio basis. The Company has elected not to separate lease and non-lease components.
At lease commencement, the Company determines lease classification as operating or finance, and expense recognition occurs over the lease term from the date the Company takes possession of the property. For operating leases, expense is recognized on a straight-line basis; for finance leases, expense is recognized on an accelerated basis. The Company records lease expense in cost of sales on the Company’s consolidated statements of operations. Variable lease costs are expensed as incurred and recognized in cost of sales on the consolidated statements of operations.
The Company has sale and leaseback transactions that do not qualify for sale-leaseback accounting because of deemed continuing involvement by the Company, which results in the transaction being recorded under the financing method. These financing obligations are included in long-term debt on the Company’s consolidated balance sheets.
For additional information, see NOTE 8 — Leases and NOTE 9 — Debt to the consolidated financial statements.
Business Combinations
The Company accounts for the acquisition of reacquired franchises from franchisees using the acquisition method of accounting for business combinations. The Company allocates the purchase price paid for acquired assets and liabilities in connection with an acquisition based on the Company’s estimated fair value at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value of the following:
•Intangible assets, including valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, assumed market share, and estimated useful life;
•Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances estimate; and
•Other assets and liabilities, and contingent consideration, as applicable.
Fair value measurements for reacquired franchise rights and property and equipment were determined using the income approach and cost approach, respectively. The fair value measurement of acquired assets and liabilities as of the acquisition date is based on significant inputs not observed in the market, and as such, represents a Level 3 fair value measurement.
Goodwill is measured as the excess of the purchase price paid over the net of the acquisition date fair values of assets acquired and liabilities assumed, Goodwill is allocated to the company-operated shops reportable segment and is expected to be fully deductible for tax purposes.
Goodwill
The Company reviews the recoverability of goodwill on a reporting unit basis at least annually, as of the beginning of the Company’s fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. The Company performed annual qualitative
Dutch Bros Inc.| Form 10-K | 106

impairment assessments for each of the three years in the period ended December 31, 2023, and no impairment charges were recognized.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual shop, and requires judgment and an estimate of future undiscounted shop-generated cash flows. Estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company tests for recoverability by comparing the carrying value of the asset (asset group) to the undiscounted cash flows. If the carrying value is not recoverable, the Company would recognize an impairment loss if the carrying value of the asset (asset group) exceeds the fair value. The Company performed an annual qualitative assessment in its fourth fiscal quarter of 2023, which indicated no changes in circumstances or triggering events for impairment.
Revenue Recognition
Consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives in accordance with Accounting Standards Codification (ASC) Topic 606 (ASC 606), Revenue from Contracts with Customers.
Company-operated Shops Revenue
Retail sales from company-operated shops and through online channels are recognized at the point in time when the products are sold to the customers. The Company reports revenues net of sales taxes collected from customers and remitted to government taxing authorities.
Loyalty Program
Dutch Rewards, the Company’s digital loyalty program that is accessible via mobile app, provides the following key opportunities for customers:
•Collect points based on purchases
•Convert points to rewards
•Redeem rewards for free drinks
•Receive birthday and other promotional awards
Points earned and not redeemed for rewards within 180 days automatically expire, and rewards that are not used within six months of issuance automatically expire. Separately, birthday and other promotional awards automatically expire after eight to 30 days, depending on the specific award.
The Company defers revenue based on the estimated value of beverages for which the points, rewards, and awards are expected to be redeemed. Based on historical expiration rates, a portion of points, rewards, and awards are not expected to be redeemed and are recognized as breakage. For the year ended December 31, 2023, the Company recognized breakage of approximately $3.3 million. The Company completed its initial breakage assessment as of December 31, 2022, which resulted in revenue recognized of $7.4 million, including $4.9 million for points collected prior to January 1, 2022 that expired on December 31, 2022.
Gift Card Program
The Company operates a gift card program and maintains a contract liability for gift cards sold, recognizing revenue from gift cards when a gift card is redeemed. Gift cards do not have an expiration date or a service fee causing a decrement to the customer balance. Based on historical redemptions rates, a portion of gift cards are not expected to be redeemed and are recognized as breakage.
Dutch Bros Inc.| Form 10-K | 107

Franchising Revenue
Franchise royalty fees are generally computed as a percentage of net franchise sales and are charged for continuing support of franchisees for various services provided by the Company. These services are highly interrelated, and as such are accounted for as a single performance obligation.
Separately, the Company receives marketing fees from franchisees for promotion of the Dutch Bros brand. Contributions are based on a percentage of shop sales and marketing expenditures include payments to third parties and other costs. If receipts exceed expenditures, the excess is recorded as an accrued liability. As of December 31, 2023 and 2022, no excess marketing fees were accrued in the Company’s consolidated financial statements.
Initial and other deferred franchise fees are recorded as a contract liability, and revenue is recognized ratably over the term of the franchise agreement, which is generally ten years.
Other franchising revenue, including coffee bean sales, Dutch Bros. Blue Rebel beverage sales, accessories and other sales, are recognized when shipped.
Other Revenue
Other revenue includes retail coffee and other food and beverage sales, recognized at the date of sale, as well as sales of products through the Company website, recognized at the point in time of shipment to customers.
Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability and unredeemed points/rewards from our Dutch Rewards loyalty program. Deferred revenue also includes bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer.
Shop Pre-opening Expenses
Pre-opening expenses incurred with the opening of new company-operated shops are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and beverage and other operating expenses incurred prior to a shop opening for business and are included in cost of sales.
Vendor Rebates
The Company has entered into food and beverage supply agreements with certain major vendors. Per the terms of these arrangements, vendor rebates are provided to the Company based on the dollar value of purchases for systemwide shops. These rebates are recognized as earned throughout the year and are recorded as accounts receivable and a reduction to cost of sales.
Advertising Expense
Advertising costs are expensed as incurred. Franchise shops contribute to an advertising fund that the Company manages on behalf of the shops. Under the Company’s standard franchise agreement, the contributions received must be spent on specific marketing-related activities. The expenditures are primarily amounts paid to third parties and other costs. Advertising expense was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Advertising expense	$29,899	$32,327	$30,652
Dutch Bros Inc.| Form 10-K | 108

Equity-based Compensation
The Company granted time-based restricted stock awards (RSAs) to certain officers and employees in connection with the Reorganization Transactions and the IPO, and restricted stock units (RSUs) to directors and certain employees. The RSAs and RSUs are accounted for as equity-classified awards, and are granted at the fair value of the underlying Class A common stock of Dutch Bros Inc. as of the grant date and vest over the requisite service period.
The cost of the RSAs and RSUs is recognized as expense over the grantee’s requisite service period, and forfeitures are accounted for as they occur. To date, the Company has not granted any performance-based awards .
Tax Receivables Agreements
In connection with the IPO and Reorganization Transactions, the Company entered into (i) the Exchange Tax Receivable Agreement with the holders of Class B common stock and Class C common stock (the Exchange Tax Receivable Agreement), and (ii) the Reorganization Tax Receivable Agreement with the holders of Class D common stock (the Reorganization Tax Receivable Agreement and together with the Exchange Tax Receivable Agreement, the Tax Receivable Agreements or TRAs). These TRAs provide for the payment by Dutch Bros Inc. to Continuing Members and the Pre-IPO Blocker Holders of 85.0% of the benefits, if any, Dutch Bros Inc. would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
The Company expects to obtain an increase in its share of the tax basis in the net assets of Dutch Bros OpCo when OpCo Units are exchanged by Pre-IPO Dutch Bros OpCo Unitholders. The Company treats any redemptions and exchanges of OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
TRA-related liabilities are classified on the Company’s consolidated balance sheets as current or non-current assets based on the expected date of payment under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively. The Company does not currently have any current portion of tax receivable agreements liability.
Income Taxes
The Company is a corporation and sole managing member of Dutch Bros OpCo which is treated as a partnership for tax purposes.

The Company records income tax provision, deferred tax assets, deferred tax liabilities, uncertain tax positions, and valuation allowance, as applicable, only for the items for which the Company is responsible to the relevant tax authority.
Deferred income taxes result from temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. These temporary differences are reflected as deferred income tax assets, net on the consolidated balance sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.
The Company recognizes tax benefits from entity-level uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
Dutch Bros Inc.| Form 10-K | 109

Income (Loss) Per Share
Basic income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted income (loss) per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for restricted stock awards and restricted stock units, and under the if-converted method for the outstanding convertible Class B and Class C common stock, if dilutive.
Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted income (loss) per share of Class B and Class C common stock under the two-class method has not been presented.
Recently Issued Accounting Standards
In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the ASC in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited, and amendments should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. The Company does not expect this standard to have a material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These improvements should enable investors to better understand an entity's overall performance and assist in assessing potential future cash flows. Effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Public entities should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently reviewing the potential impacts the new standard may have on its consolidated financial statements and related disclosures, including potential changes to business processes, policies and procedures that may be required.
Dutch Bros Inc.| Form 10-K | 110

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affects its income tax rate and prospects for future cash flows. Effective for public business entities' annual periods beginning after December 15, 2024, and should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income tax disclosures.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance to address diversity in practice related to (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 are applied on a prospective basis, and were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this standard effective January 1, 2023 did not have a material impact on its consolidated financial statements.
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
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Company-operated shops	$857,939	$639,710	$403,746
Franchising	101,907	93,756	87,465
Other	5,930	5,546	6,665
Total revenues	$965,776	$739,012	$497,876
Dutch Bros Inc.| Form 10-K | 111

Deferred Revenue
Deferred revenue activity related to the Company’s gift card and loyalty programs was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning balance	$26,904	$22,765
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	362,482	261,909
Revenue recognized - gift card, loyalty app, loyalty rewards redemptions, and breakage	(354,770)	(257,770)
Ending balance	34,616	26,904
Less: current portion	(29,937)	(22,748)
Deferred revenue, net of current portion, gift card and loyalty programs	$4,679	$4,156
Deferred revenue also includes sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s consolidated balance sheets were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Outstanding performance obligations	$—	$2,152
Initial unearned franchise fees from franchise partners	2,409	2,398
Total deferred revenue, excluding gift card and loyalty programs	2,409	4,550
Less: current portion	(412)	(2,587)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$1,997	$1,963
Revenue recognized during the three years ended December 31, 2023 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Gift card redemptions [1]	$5,149	$3,965	$3,805
Earned franchise fees	454	507	630
_____________________
1     Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Dutch Bros Inc.| Form 10-K | 112

Future recognition of initial unearned franchise fees as of December 31, 2023 is as follows:

(in thousands)
2024	$412
2025	358
2026	316
2027	271
2028	222
Thereafter	830
Total	$2,409
NOTE 4 — Shop Acquisitions
During the year ended December 31, 2023, the Company did not repurchase the franchise rights and assets of any shops from franchise partners.
For the year ended December 31, 2022, the Company repurchased the franchise rights and assets of seven shops from two separate franchise partners in Washington. The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed. The fair values for the 2022 acquisitions were considered final as of December 31, 2022.

(in thousands)	December 31, 2022
Acquisition consideration:
Purchase price consideration	$6,051
Equipment and fixtures	197
Building and leasehold improvements	1,470
Inventories	67
Other assets	6
Operating lease right-of-use assets	2,327
Reacquired franchise rights	1,735
Other liabilities	(88)
Gift card liability	(250)
Operating lease obligations	(2,327)
Net assets acquired	3,137
Goodwill	$2,914
Reacquired franchise rights had a weighted-average useful life of 4.2 years at the time of purchase for the acquisitions made during the year ended December 31, 2022.
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
The following table reflects the unaudited pro forma results of the Company and the five shops purchased in 2022 as if the acquisitions had taken place as of January 1, 2021:
Dutch Bros Inc.| Form 10-K | 113

(in thousands; unaudited)	Year Ended December 31, 2022
Revenue	$740,964
Net loss	$(18,875)
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$28,523	$21,335
Finished goods	18,430	17,894
Total inventories	$46,953	$39,229
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			December 31, 2023	December 31, 2022
Software	3			$7,212	$7,430
Equipment and fixtures	3	—	7	157,352	93,908
Leasehold improvements	5	—	15	42,441	29,985
Buildings	10	—	20	269,186	158,250
Land	N/A			7,338	7,956
Aircraft [1]	N/A			9,195	9,195
Construction-in-progress [2]	N/A			166,054	131,240
Property and equipment, gross				658,778	437,964
Less: accumulated depreciation				(116,338)	(72,496)
Property and equipment, net				$542,440	$365,468
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of sales	$42,807	$26,261	$19,023
Selling, general and administrative expenses	1,634	2,705	2,663
Total depreciation expense	$44,441	$28,966	$21,686
No impairment charges were recognized for the three years ended December 31, 2023.
Dutch Bros Inc.| Form 10-K | 114

NOTE 7 — Intangible Assets and Goodwill
Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	December 31, 2023	December 31, 2022
Reacquired franchise rights	3.10	$27,049	$27,049
Less: accumulated amortization		(21,634)	(18,245)
Intangibles, net		$5,415	$8,804
Amortization expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of sales	$3,389	$4,034	$3,531
The estimated future amortization expense of the reacquired franchise rights as of December 31, 2023 is as follows:

(in thousands)
2024	$2,469
2025	1,435
2026	681
2027	383
2028	247
Thereafter	200
Total	$5,415
Goodwill
The carrying amount and activity of goodwill was as follows:

(in thousands)
Balance, December 31, 2021	$18,715
Business combinations	2,914
Balance, December 31, 2022	$21,629
Business combinations	—
Balance, December 31, 2023	$21,629
No impairment charges were recognized for the three years ended December 31, 2023.
NOTE 8 — Leases
Dutch Bros Inc.| Form 10-K | 115

A summary of finance and operating lease right-of-use assets and lease liabilities as of December 31, 2023 is as follows:

(in thousands)	Balance Sheet Classification	December 31, 2023	December 31, 2022
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$382,734	$247,943
Operating leases	Operating lease right-of-use assets, net	199,673	169,302
Total right-of-use assets		$582,407	$417,245

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$9,482	$7,971
	Finance lease liabilities, net of current portion	367,775	237,130

Operating leases	Current portion of operating lease liabilities	10,239	9,317
	Operating lease liabilities, net of current portion	191,419	161,228
Total lease liabilities		$578,915	$415,646
The components of lease cost were as follows for the periods presented:

		Year Ended December 31,
(in thousands)	Statement of Operations Classification	2023	2022
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$21,305	$11,728
Interest on lease liabilities	Interest expense	17,516	9,263
Total finance lease cost		38,821	20,991

Operating lease cost	Cost of sales	19,440	16,465

Variable lease cost	Cost of sales	5,216	3,979
Total lease cost		$63,477	$41,435
Dutch Bros Inc.| Form 10-K | 116

Future minimum lease payments for finance and operating lease liabilities as of December 31, 2023 are as follows:

(in thousands)	Finance	Operating
2024	$31,006	$19,553
2025	33,550	20,181
2026	33,856	19,844
2027	34,533	18,942
2028	35,610	18,355
Thereafter	433,244	191,530
Total	$601,799	$288,405
Less: imputed interest	(224,542)	(86,747)
Present value of minimum lease payments	377,257	201,658
Less: current portion	(9,482)	(10,239)
Lease liabilities, net of current portion	$367,775	$191,419
A summary of lease terms and discount rates for finance and operating leases is as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	16.3	16.1
Operating leases	14.7	14.9

Weighted-average discount rate (percentages)
Finance leases	5.9%	5.3%
Operating leases	4.9%	4.2%
Supplemental cash flow information related to leases as of December 31, 2023 is as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$17,516	$9,264
Operating cash flows from operating leases	17,167	16,269
Financing cash flows from finance leases	12,432	5,838
Right-of-use assets obtained in exchange for lease obligations[1]:
Finance leases	144,588	167,687
Operating leases	40,253	178,138
________________
1 The 2022 amounts include the transition adjustment for the adoption of ASU 2016-02, as amended.
NOTE 9 — Debt
Dutch Bros Inc.| Form 10-K | 117

Credit Facility
On August 4, 2023, the Company amended its senior secured credit facility, dated February 28, 2022, with JPMorgan Chase Bank, N.A. (as amended, the 2022 Credit Facility) to increase borrowing capacity by $150 million to a total of $650 million. The 2022 Credit Facility consists of a $350 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $200 million. The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date), and portions of the delayed draw term loan facility expire in February 2024 and February 2025.
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
In September 2023, the Company used proceeds received from the Follow-On Offering to repay approximately $202.7 million of the 2022 Credit Facility, representing the balance of the Company’s revolving loans as of the repayment date. As of December 31, 2023, $349.4 million was available for borrowing on the revolving credit facility, net of a $0.6 million letter of credit outstanding.
As of December 31, 2023, approximately $95.6 million of principal was outstanding on the term loan. The term loan bears interest at 6.96% as of December 31, 2023. The Company was in compliance with its financial covenants as of that date.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	December 31, 2023	December 31, 2022
Term loan under credit facility	$95,625	$98,125
Finance obligation[1]	3,022	1,379
Unsecured note payable	415	524
Total debt	99,062	100,028
Less: loan origination fees	(1,396)	(1,122)
Less: current portion	(4,491)	(2,609)
Total long-term debt, net of current portion	$93,175	$96,297
_______________
Dutch Bros Inc.| Form 10-K | 118

1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of December 31, 2023 are as follows:

(in thousands)
2024	$4,491
2025	6,998
2026	13,256
2027	71,295
2028	—
Thereafter	3,022
Total	$99,062
NOTE 10 — Derivative Financial Instruments
The Company has a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. The interest rate swap has a notional amount of $70 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of December 31, 2023, the one-month adjusted term SOFR was 5.36%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of December 31, 2023, the Company expects to reclassify a gain of approximately $1.4 million from AOCI to earnings within the next twelve months.
Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in the Company’s consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	December 31, 2023	December 31, 2022
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,371	$1,457
	Other long-term assets	837	1,706
Total derivative instrument designated as cash flow hedge		$2,208	$3,163
Dutch Bros Inc.| Form 10-K | 119

		Year Ended December 31,
(in thousands)	Financial Statements Classification	2023	2022
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income (loss) before reclassifications	Statement of Comprehensive Income (Loss)	$954	$2,966
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statement of Operations - Interest expense, net	$(1,692)	$215
Income tax expense	Statement of Operations - Income tax expense	$(10)	$(273)
There were no changes to the interest rate swap contract resulting from the amendment to the Company’s 2022 Credit Facility as discussed in NOTE 9 — Debt.
NOTE 11 — Tax Receivable Agreements
The changes related to the Company’s TRAs were as follows:

(in thousands)	December 31, 2023	December 31, 2022
TRAs liability, beginning balance	$220,923	$109,733
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	72,635	114,656
TRAs remeasurements [1]	(2,638)	(3,466)
TRAs liability, ending balance	$290,920	$220,923
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRA.
Dutch Bros Inc.| Form 10-K | 120

NOTE 12 — Income Taxes
The Company’s income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current tax provision
Federal	$193	$181	$170
State	844	1,340	865
Total current tax provision	1,037	1,521	1,035

Deferred tax expense (benefit)
Federal	1,605	(6,081)	(2,265)
State	4,325	7,159	(398)
Total deferred tax provision	5,930	1,078	(2,663)

Income tax expense (benefit)	$6,967	$2,599	$(1,628)
The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate as itemized below:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Income allocable to non-controlling interests not subject to tax	6.3%	(32.9)%	(18.4)%
State and local income taxes, net of federal benefit	10.1%	(9.5)%	(0.8)%
State rate adjustment	17.5%	(39.1)%	—%
Net impact of GAAP basis shifts	—%	—%	(0.2)%
Non-deductible compensation	0.7%	(2.0)%	(0.2)%
Tax credits	(12.9)%	10.1%	0.3%
TRA adjustments	0.2%	4.4%	—%
Return-to-provision adjustments	(5.4)%	32.4%	—%
Stock-based compensation	3.8%	—%	—%
Other	0.4%	—%	—%
Valuation allowance	(0.5)%	—%	(0.3)%
Effective income tax rate	41.2%	(15.6)%	1.4%
Dutch Bros Inc.| Form 10-K | 121

The components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Investment in Dutch Bros OpCo	$346,172	$255,763
Net operating loss carryforwards	34,988	19,356
Interest expense	14,187	7,781
Credit carryforwards	4,991	2,813
Charitable contribution carryforward	1,546	1,498
Other	2,130	2,661
Total deferred tax assets	404,014	289,872
Less: valuation allowance	(1,019)	(1,107)
Net deferred tax assets	$402,995	$288,765
The Company recognizes deferred tax assets to the extent, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the year ended December 31, 2023, the Company recorded a valuation allowance on its deferred tax assets, primarily related to the Company’s charitable contributions, of which it does not expect to recognize the benefit from in the foreseeable future. The Company has no deferred tax liabilities.
As of December 31, 2023, the Company had U.S. federal net operating losses of $142.8 million and tax credit carryforwards of approximately $5.0 million. The Company’s federal net operating losses do not expire and tax credits will begin to expire in 2038 if not utilized. As of December 31, 2023, the Company had $95.0 million of state tax net operating losses and no state tax credits. Of the state tax net operating losses, $90.0 million will begin to expire in 2033 if not utilized and the remaining $5.0 million do not expire.
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
There were no interest and penalties accrued for the three years ended December 31, 2023. The Company has assessed its tax positions taken and concluded there are no significant uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2023 or 2022, that, if recognized, would affect the amount of income tax expense reported.
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
Dutch Bros Inc.| Form 10-K | 122

NOTE 13 — Equity-Based Compensation
Equity Awards
As of December 31, 2023, the Company had equity-based compensation awards outstanding consisting of time-based RSAs and RSUs with three years service vesting periods. Awards currently outstanding vest under one of the following schedules:
•Approximately one-third installments on each first, second, and third anniversary of the vesting commencement date;
•50% each of the second and third anniversaries of the vesting commencement date; or
•100% vesting on the third anniversary of the vesting commencement date.
Vesting of all awards granted are subject to the grantee’s continued service to the Company through the applicable vesting date.
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2021	4,000	$23.00
Vested	(1,333)	23.00
Balance, December 31, 2022	2,667	$23.00
Vested	(1,366)	23.00
Forfeitures	(18)	23.00
Balance, December 31, 2023	1,283	$23.00
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2021	596	$43.55
New grants	196	45.85
Vested	(206)	51.69
Forfeitures	(3)	47.57
Balance, December 31, 2022	583	$44.34
New grants	473	31.03
Vested	(228)	41.59
Forfeitures	(180)	42.92
Balance, December 31, 2023	648	$35.99
Total release date fair value of vested restricted stock awards and units for the years ended December 31, 2023 and 2022 are presented below.
Dutch Bros Inc.| Form 10-K | 123

(in thousands, except per share amounts)	Year Ended December 31, 2023	Weighted-average vest date fair value per share	Year Ended December 31, 2022	Weighted-average vest date fair value per share
Restricted stock awards	$37,373	$27.36	$69,604	$52.22
Restricted stock units	6,185	27.16	10,627	51.59
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Selling, general, and administrative expenses	$39,222	$41,657	$157,716
As of December 31, 2023, total unrecognized stock-based compensation related to unvested stock awards was $13.8 million, which will be recognized as follows:

(in thousands)
2024	$7,703
2025	5,147
2026	931
Total unrecognized stock-based compensation	$13,781
NOTE 14 — Employee Benefit Plans
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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Selling, general, and administrative expenses	$2,341	$1,680	$1,185
Dutch Bros Inc.| Form 10-K | 124

NOTE 15 — Non-Controlling Interests
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	December 31, 2023
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	80,627	45.5%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	96,493	54.5%
Total Dutch Bros OpCo Class A common units outstanding	177,120	100.0%
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
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021¹
Weighted-average ownership percentage	62.8%	67.8%	71.3%
¹ For the period from the September 14, 2021 Reorganization date to December 31, 2021.
Dutch Bros Inc.| Form 10-K | 125

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Dutch Bros Inc.	$1,718	$(4,753)	$(12,679)
Other comprehensive income:
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense	(269)	813	—
Transfers from (to) non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	—	—	(195,936)
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	122	—
Increase in additional paid-in capital as a result of equity-based compensation	15,177	13,743	12,663
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(661)	(1,145)	(3,258)
Increase (decrease) in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	(158,152)	9,410	(239,132)
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$(142,187)	$18,190	$(438,342)
NOTE 16 — Income (Loss) Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A and Class D common stock for the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Numerator:
Net income (loss)	$9,952	$(19,253)	$(117,931)
Less: net loss attributable to Dutch Bros OpCo before Reorganization Transactions	—	—	(67,374)
Less: Net income (loss) attributable to non-controlling interests	8,234	(14,500)	(37,878)
Net income (loss) attributable to Dutch Bros Inc.	$1,718	$(4,753)	$(12,679)
Dutch Bros Inc.| Form 10-K | 126

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Basic and diluted net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$1,718	$(4,753)	$(12,679)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	62,074	51,871	45,864
Dilutive effect of restricted stock awards	—	—	—
Dilutive effect of restricted stock units	—	—	—
Weighted-average number of shares of Class A and Class D common stock outstanding - diluted	62,074	51,871	45,864

Basic net income (loss) per share attributable to common stockholders	$0.03	$(0.09)	$(0.28)
Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.09)	$(0.28)
The following Class A common stock equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Restricted stock awards	1,283	2,667	4,000
Restricted stock units	648	583	595
Total anti-dilutive securities	1,931	3,250	4,595
NOTE 17 — Commitments and Contingencies
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
Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of December 31, 2023 and December 31, 2022, the Company had guaranteed approximately $1.4 million and $1.6 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 127

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
Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros Inc. and certain of its executive officers for alleged violations of U.S. federal securities laws. On August 3, 2023, the court appointed a lead plaintiff and re-captioned the case Douglas Rein, Individually and On Behalf of All Others Similarly Situated v. Dutch Bros, Inc. et al. On August 31, 2023 an amended complaint was filed (the Amended Complaint) which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), on behalf of a proposed class consisting of those who acquired Dutch Bros Inc.’s securities between November 10, 2021 and May 11, 2022. The Amended Complaint generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The Amended Complaint primarily seeks compensatory damages for all affected members of the purported class. Briefing on the defendants’ motion to dismiss the Amended Complaint was completed on November 9, 2023.
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
On November 3, 2023, plaintiff David Briggs filed a putative stockholder derivative lawsuit in the Delaware Court of Chancery. The complaint names Dutch Bros Inc. as a nominal defendant and purports to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged,
Dutch Bros Inc.| Form 10-K | 128

restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents. On January 24, 2024, the court entered an order staying this action pending the resolution of the motion to dismiss in the above-described putative class action lawsuit.
The Company intends to vigorously defend these lawsuits. Given the nature of these cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of these cases or estimate the range of potential loss, if any.
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of December 31, 2023, Dutch Bros Inc. recognized $290.9 million of liabilities related to its obligations under the TRAs.
NOTE 18 — Related Party Transactions
The Company’s donations to the Dutch Bros Foundation (the Foundation), a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) serve on the board of directors, were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Donations to Dutch Bros Foundation	$250	$5,149	$10,546
For the year ended December 31, 2023, the Company and the Foundation focused on local community givebacks.
NOTE 19 — Segment Reporting
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
No changes have been made to the Company’s segments during the year ended December 31, 2023. In addition, no customer represented 10% or more of total revenue for the three years ended December 31, 2023.
Dutch Bros Inc.| Form 10-K | 129

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Company-operated shops	$857,939	$639,710	$403,746
Franchising and other	107,837	99,302	94,130
Total revenues	965,776	739,012	497,876
Cost of sales:
Company-operated shops	677,704	518,383	317,045
Franchising and other	36,776	39,713	27,528
Total cost of sales	714,480	558,096	344,573
Segment contribution:
Company-operated shops	242,323	157,633	102,992
Franchising and other	76,459	65,295	72,865
Total segment contribution	$318,782	$222,928	$175,857
Depreciation and amortization:
Company-operated shops	62,088	36,306	16,291
Franchising and other	5,398	5,706	6,263
Total depreciation and amortization	67,486	42,012	22,554
Selling, general and administrative	(205,074)	(183,528)	(264,529)
Interest expense, net	(32,321)	(18,018)	(7,093)
Other income (expense), net	3,018	3,976	(1,240)
Income (loss) before income taxes	$16,919	$(16,654)	$(119,559)
NOTE 20 — Subsequent Events
Organization Realignment and Restructuring
On January 29, 2024, the Company’s Board of Directors approved an organizational realignment and restructuring plan to expand the Company’s support operations at its Phoenix, Arizona office. As part of this large-scale initiative, the Company will relocate certain of its support center staff from the Grants Pass, Oregon headquarters to the Arizona office, and anticipates that by January 1, 2025, approximately 40% of the Company’s total support operations staff will be located in Phoenix, Arizona. The Company expects to incur approximately $24 million to $31 million in costs related to this initiative and approximately $6 million to $10 million in capital expenditures related to the Arizona office expansion.
Credit Facility
On February 20, 2024, the Company drew $150 million on its delayed draw term loan facility under the 2022 Credit Facility before this portion was set to expire on February 28, 2024. The remaining $50 million of the delayed draw term loan facility is available until February 2025. The Company expects to use the funds for general corporate purposes, including, but not limited to, building new shops.
Dutch Bros Inc.| Form 10-K | 130

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2023, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with Company’s implementation of the remediation plans described below, there have been no changes during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP and those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our company’s receipts and expenditures are being made in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
As previously described in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that the Company’s internal control over financial reporting was not effective because of the effect of the material weaknesses described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Dutch Bros Inc.| Form 10-K | 131

Management identified the following deficiencies in our internal control over financial reporting for the year ended December 31, 2022:
•We did not have effective controls over change management of system configurations in two IT environments. As a result, process level automated controls that are dependent on the affected IT environments were ineffective because they could have been adversely impacted.
•We did not have effectively designed controls over the accounting for breakage estimates related to our Dutch Rewards loyalty program.
These control deficiencies were the result of our risk assessment not identifying controls to address system changes, as well as changes in the timing of the expiration of points collected through our Dutch Rewards loyalty program.
During 2023, we implemented our previously disclosed remediation plan that included the following:
▪Purchased and implemented a software tool designed to facilitate the logging of system changes.
▪Reviewed the organizational structure supporting systems administration and began implementing recommendations arising from this review to help ensure that we have the necessary expertise and experience to oversee system change management protocols and controls.
▪Launched a review of system change control design with the assistance of third-party consultants and began implementing recommendations arising from this review to help ensure that all system changes to configurations within the IT environments are logged and approved.
•Designed and implemented reconciliation and review controls to ensure that the accounting for breakage is complete and accurate.
During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the material weaknesses have been remediated as of December 31, 2023.
Management, under the supervision of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During our last fiscal quarter, Joth Ricci, our former Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (the Trading Plan), providing for the sale of up to 1,000,000 shares of our Class A common stock. The Trading Plan’s expiration date is November 10, 2024. The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Dutch Bros Inc.| Form 10-K | 132

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Dutch Bros Inc.| Form 10-K | 133

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
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2023 (the 2024 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the “Security Ownership of Certain Beneficial Owners and Management” section of the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the “Transactions with Related Persons” section of the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is:
•Firm name: KPMG LLP
•Firm location: Portland, Oregon
•Auditor Firm ID: 185
The information required by this item will be included in the “Audit and Related Fees” section of the 2024 Proxy Statement and is incorporated herein by reference.
Dutch Bros Inc.| Form 10-K | 134

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40798	3.2	September 17, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-258988	4.1	September 7, 2021
4.2	Description of Capital Stock	10-K	001-40798	4.2	February 27, 2023
10.1	Third Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated September 14, 2021.	8-K	001-40798	10.1	September 17, 2021
10.2	Tax Receivable Agreement (Reorganization), dated September 14, 2021.	8-K	001-40798	10.2	September 17, 2021
10.3	Tax Receivable Agreement (Exchanges), dated September 14, 2021.	8-K	001-40798	10.3	September 17, 2021
10.4	Amended and Restated Registration Rights Agreement, by and among the Registrant and the Investors party thereto, dated October 31, 2023.					X
10.5	Stockholders Agreement, by and between the Registrant and the Sponsor, dated September 17, 2021.	8-K	001-40798	10.5	September 17, 2021
10.6	Form of Director and Officer Indemnification Agreement.	S-1	333-258988	10.2	August 20, 2021
10.7†	2021 Equity Incentive Plan.	S-8	333-259618	99.1	September 17, 2021
10.8†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.8	September 7, 2021
10.9†	Form of RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.9	September 7, 2021
10.10†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.1	September 7, 2021
10.11†	Offer Letter by and between Jonathan Ricci and the Company dated November 23, 2021.	8-K	001-40798	10.1	December 1, 2021
10.12†	Offer Letter by and between Charles Jemley and the Company dated November 23, 2021.	8-K	001-40798	10.2	December 1, 2021
Dutch Bros Inc.| Form 10-K | 135

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13†	Offer Letter by and between Stephen Gillett and the Company dated November 5, 2021.	8-K	001-40798	10.1	December 15, 2021
10.14†	Offer Letter by and between Brian Maxwell and the Company dated November 23, 2021.	10-K	001-40798	10.15	March 11, 2022
10.15	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A., the Company, and the other parties listed therein, dated February 28, 2022.	10-K	001-40798	10.16	March 11, 2022
10.16	Amendment No. 1 to Credit Agreement, dated August 4, 2023, by and among Dutch Bros., LLC, DB Management Co., DB Franchising USA, LLC, Boersma Bros. LLC, the other Loan Parties party thereto, the financial institutions party thereto, and J.P. Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-40798	10.1	August 8, 2023
10.17†	Offer Letter by and between Ann M. Miller and the Company, dated August 12, 2022.	8-K	001-40798	10.1	August 22, 2022
10.18†	Amended Offer Letter by and between Christine Barone and the Company, dated December 27, 2023.	8-K	001-40798	10.1	January 2, 2024
10.19†	Participation Agreement by and between Christine Barone and the Company, dated November 9, 2022.	8-K	001-40798	10.2	November 28, 2022
10.20†	Offer Letter, dated as of November 2, 2023, by and between the Company and C. David Cone.	8-K	001-40798	10.1	November 7, 2023
10.21†	Offer Letter, dated as of November 3, 2023, by and between the Company and Sean Sullivan.	8-K	001-40798	10.2	November 7, 2023
10.22	Separation Letter Agreement, by and between John Graham and the Company, dated November 11, 2022.	10-K	001-40798	10.19	February 27, 2023
10.23	Offer Letter, dated as of September 1, 2022, by and between the Company and Victoria Tullett					X
10.24	Offer Letter, dated as of June 7, 2023, by and between the Company and Tana Davila					X
21.1	Subsidiaries of Dutch Bros Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
Dutch Bros Inc.| Form 10-K | 136

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1†	Incentive Compensation Recoupment Policy, dated October 10, 2023					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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
Dutch Bros Inc.| Form 10-K | 137

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH BROS INC.

February 23, 2024	By:	/s/ CHRISTINE BARONE
Date		Christine Barone
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine Barone and Charles L. Jemley, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTINE BARONE	Chief Executive Officer and President and Director (Principal Executive Officer)	February 23, 2024
Christine Barone

/s/ TRAVIS BOERSMA	Executive Chairman	February 23, 2024
Travis Boersma

/s/ CHARLES L. JEMLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
Charles L. Jemley

/s/ C. DAVID CONE	Director	February 23, 2024
C. David Cone

/s/ THOMAS DAVIS	Director	February 23, 2024
Thomas Davis

/s/ KATHRYN GEORGE	Director	February 23, 2024
Kathryn George

/s/ STEPHEN GILLETT	Director	February 23, 2024
Stephen Gillett

/s/ BLYTHE JACK	Director	February 23, 2024
Blythe Jack

/s/ ANN MILLER	Director	February 23, 2024
Ann Miller

/s/ SEAN SULLIVAN	Director	February 23, 2024
Sean Sullivan
Dutch Bros Inc.| Form 10-K | 138