Form 10-Q
period 2024-03-31
Dutch Bros Inc.
filed 2024-05-08
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of May 1, 2024, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	88,419,220
Class B common stock	58,226,680
Class C common stock	23,879,467
Class D common stock	6,653,303

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
Secondary Offerings
The registered underwritten public offerings of shares of Class A common stock of Dutch Bros Inc. by our Sponsor, as described in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$262,719	$133,545
Accounts receivable, net	11,659	9,124
Inventories, net	45,393	46,953
Prepaid expenses and other current assets	15,308	15,637
Total current assets	335,079	205,259
Property and equipment, net	585,271	542,440
Finance lease right-of-use assets, net	380,932	382,734
Operating lease right-of-use assets, net	234,352	199,673
Intangibles, net	4,615	5,415
Goodwill	21,629	21,629
Deferred income tax assets, net	507,357	402,995
Other long-term assets	4,080	3,865
Total assets	$2,073,315	$1,764,010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,763	$29,957
Accrued compensation and benefits	23,061	31,405
Other accrued liabilities	17,281	15,770
Other current liabilities	5,613	6,423
Deferred revenue	29,110	30,349
Current portion of finance lease liabilities	10,681	9,482
Current portion of operating lease liabilities	9,417	10,239
Current portion of long-term debt	12,618	4,491
Total current liabilities	146,544	138,116
Deferred revenue, net of current portion	6,313	6,676
Finance lease liabilities, net of current portion	368,198	367,775
Operating lease liabilities, net of current portion	226,877	191,419
Long-term debt, net of current portion	233,571	93,175
Tax receivable agreements liability	395,841	290,920
Other long-term liabilities	8	8
Total liabilities	1,377,352	1,088,089
Commitments and contingencies (Note 15)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	March 31, 2024	December 31, 2023
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 86,575 and 69,958 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 60,071 and 60,629 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 23,879 and 35,864 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; 6,653 and 10,669 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	424,721	379,391
Accumulated other comprehensive income	925	544
Accumulated deficit	(8,530)	(15,592)
Total stockholders' equity attributable to Dutch Bros Inc.	417,118	364,345
Non-controlling interests	278,845	311,576
Total equity	695,963	675,921
Total liabilities and equity	$2,073,315	$1,764,010
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands, except per share amounts; unaudited)	2024	2023
REVENUES
Company-operated shops	$248,085	$173,164
Franchising and other	27,014	24,103
Total revenues	275,099	197,267

COSTS AND EXPENSES
Cost of sales	203,326	151,523
Selling, general and administrative	46,194	45,976
Total costs and expenses	249,520	197,499

INCOME (LOSS) FROM OPERATIONS	25,579	(232)

OTHER EXPENSE
Interest expense, net	(6,393)	(7,886)
Other income, net	5,801	1,307
Total other expense	(592)	(6,579)

INCOME (LOSS) BEFORE INCOME TAXES	24,987	(6,811)
Income tax expense	8,772	2,580
NET INCOME (LOSS)	$16,215	$(9,391)
Less: Net income (loss) attributable to non-controlling interests	9,153	(5,549)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$7,062	$(3,842)
Net income (loss) per share of Class A and Class D common stock:
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	83,328	56,664
Diluted	83,410	56,664
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023
Net income (loss)	$16,215	$(9,391)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $79 and $(80), respectively	674	(824)
Comprehensive income (loss)	16,889	(10,215)
Less: comprehensive income (loss) attributable to non-controlling interests	9,446	(6,150)
Comprehensive income (loss) attributable to Dutch Bros Inc.	$7,443	$(4,065)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	7,062	9,153	16,215
Unrealized gain on derivative securities, effective portion, net of income tax expense of $79	—	—	—	—	—	—	—	—	(135)	381	—	293	539
Equity-based compensation expense	—	—	—	—	—	—	—	—	991	—	—	942	1,933
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	58	—	—	—	—	—	—	—	1,867	—	—	(2,742)	(875)
Issuance of Class A common stock sold pursuant to secondary offerings	16,559	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchanges of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	40,377	—	—	(40,377)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	2,230	—	—	—	2,230
Surrender and cancellation of Class B, C & D common stock	—	—	(558)	—	(11,985)	—	(4,016)	—	—	—	—	—	—
Balance, March 31, 2024	86,575	$1	60,071	$1	23,879	$—	6,653	$—	$424,721	$925	$(8,530)	$278,845	$695,963

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended March 31, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net loss	—	—	—	—	—	—	—	—	—	—	(3,842)	(5,549)	(9,391)
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $80	—	—	—	—	—	—	—	—	(18)	(223)	—	(601)	(842)
Equity-based compensation	—	—	—	—	—	—	—	—	3,200	—	—	5,970	9,170
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	122	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Tax impact of other equity-based compensation transactions	—	—	—	—	—	—	—	—	(315)	—	—	—	(315)
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	1,054	—	—	(1,054)	—
Balance, March 31, 2023	45,666	$1	64,699	$1	41,056	$—	12,411	$—	$148,873	$590	$(21,152)	$120,390	$248,703
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023
Cash flows from operating activities:
Net income (loss)	$16,215	$(9,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,253	14,779
Non-cash interest expense	278	182
Gain on disposal of assets	(1)	(232)
Equity-based compensation	1,933	9,170
Deferred income taxes	8,395	2,146
Remeasurement gain on TRAs	(5,687)	(1,294)
Non-cash operating lease cost	3,320	2,698
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,535)	3,188
Inventories, net	1,560	(4,728)
Prepaid expenses and other current assets	483	(3,450)
Other long-term assets	84	(349)
Accounts payable	8,299	462
Accrued compensation and benefits	(8,344)	(3,626)
Other accrued liabilities	768	(58)
Other current liabilities	(810)	(309)
Deferred revenue	(1,602)	(3,535)
Operating lease liabilities	(2,416)	(2,576)
Net cash provided by operating activities	41,193	3,077
Cash flows from investing activities:
Purchases of property and equipment	(57,462)	(43,283)
Proceeds from disposal of fixed assets	—	240
Net cash used in investing activities	(57,462)	(43,043)
Cash flows from financing activities:
Proceeds from line of credit	—	40,000
Payments on finance lease liabilities	(2,094)	(3,369)
Proceeds from long-term debt	150,000	—
Payments on long-term debt	(1,590)	(651)
Tax withholding payments upon vesting of equity awards	(873)	(1,896)
Net cash provided by financing activities	145,443	34,084
Net increase (decrease) in cash and cash equivalents	129,174	(5,882)
Cash and cash equivalents, beginning of period	133,545	20,178
Cash and cash equivalents, end of period	$262,719	$14,296
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$8,413	$7,829
Income taxes paid	—	1,030
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	15,131	13,434
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of March 31, 2024, there were 876 shops in operation in 17 U.S. states, of which 582 were company-operated and 294 were franchised.
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
As of March 31, 2024, Dutch Bros Inc. held 100.0% of the voting interest and 52.6% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 47.4% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the Company’s 2023 Form 10-K and as updated by this Form 10-Q.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements in the Company’s 2023 Form 10-K that includes additional information on accounting estimates, policies, and the methods and assumptions used in its estimates.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
Significant Accounting Policies Updates
There have been no material updates to the Company’s significant accounting policies during the three months ended March 31, 2024 from those previously reported in the Company’s 2023 Form 10-K.
Dutch Bros Inc.| Form 10-Q | 12

Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affects its income tax rate and prospects for future cash flows. These amendments are effective for public business entities' annual periods beginning after December 15, 2024, and should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income tax disclosures, and expects to provide additional detail and disclosures under the new guidance.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These improvements should enable investors to better understand an entity's overall performance and assist in assessing potential future cash flows. Effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Public entities should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has completed its initial analysis and identified significant segment expenses primarily related to the Company’s cost of sales for disclosure commencing with the 2024 Form 10-K. Based on the Company’s initial analysis, the new standard is not expected to have a material impact on its consolidated financial statements; however, the Company expects to provide additional detail and disclosures under the new guidance.

NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended March 31,
(in thousands)	2024	2023
Company-operated shops	$248,085	$173,164
Franchising	25,771	22,645
Other	1,243	1,458
Total revenues	$275,099	$197,267
Dutch Bros Inc.| Form 10-Q | 13

Deferred Revenue
Deferred revenue activity related to the Company’s gift card and loyalty programs was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$34,616	$26,904
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	89,394	78,711
Revenue recognized - gift card, loyalty app, loyalty rewards redemptions, and breakage	(91,057)	(79,729)
Ending balance	32,953	25,886
Less: current portion	(28,696)	(21,754)
Deferred revenue, net of current portion, gift card and loyalty programs	$4,257	$4,132
Deferred revenue may also include sales to distributors where the performance obligation has not been satisfied and control has not been transferred to the customer as of the reporting date, as well as initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Initial unearned franchise fees from franchise partners	$2,470	$2,409
Total deferred revenue, excluding gift card and loyalty programs	2,470	2,409
Less: current portion	(414)	(412)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$2,056	$1,997
Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended March 31,
(in thousands)	2024	2023
Gift card redemptions [1]	$4,017	$3,235
Earned franchise fees	113	114
_____________________
1     Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Future recognition of initial unearned franchise fees as of March 31, 2024 is as follows:

(in thousands)
Remainder of 2024	$316
2025	376
2026	334
2027	289
2028	240
Thereafter	915
Total	$2,470
Dutch Bros Inc.| Form 10-Q | 14

NOTE 4 — Organization Realignment and Restructuring
On January 29, 2024, the Company’s Board of Directors approved an organizational realignment and restructuring plan to expand the Company’s support operations at its Phoenix, Arizona office. As part of this large-scale initiative, the Company will relocate certain of its support center staff from the Grants Pass, Oregon headquarters to the Phoenix office, and anticipates that by January 1, 2025, approximately 40% of the Company’s total support operations staff will be located in Phoenix, Arizona. All affected employees were either offered an opportunity to continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by February 9, 2024. The Company expects to incur total aggregate charges of approximately $24 million to $31 million related to this initiative, consisting of (i) approximately $19 million to $26 million in employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) approximately $5 million in other charges, including consulting fees and costs. Substantially all of the estimated charges are expected to result in current and future cash expenditures.
The Company records severance related to this initiative as a one-time termination benefit and recognizes the expense ratably over the employees’ required future service period.
For any lease terminations that may occur, the Company would write-off the right-of-use assets and lease liabilities, including any applicable penalties, as of the date the parties to the lease agree to its termination. For any lease abandonments, the Company would reassess the right-of-use assets’ useful lives as of the date the Company decides to abandon the lease and would recognize accelerated amortization over the period from the decision date to the date the Company expects to cease use of the asset. Any lease liabilities related to abandoned leases would continue to be amortized over the original lease term until and unless the terms of the lease are modified.
All other costs, including other employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred.
During the three months ended March 31, 2024, the Company recorded restructuring charges for employee-related costs of $2.6 million in selling, general and administrative expense on the condensed consolidated statement of operations related to one-time termination benefits and relocation costs as follows:

(in thousands)	Three Months Ended March 31, 2024
Relocation and travel costs	$2,429
One-time termination benefits	196
Total restructuring costs incurred	$2,625
As of March 31, 2024, the accruals for our corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the condensed consolidated balance sheet and totaled approximately $2.1 million. The following table summarizes the activity included in our restructuring liability for the three months ended March 31, 2024:

(in thousands)	Liability, December 31, 2023	Charges	Cash Payments	Liability, March 31, 2024
Relocation and travel costs	$—	$2,429	$(522)	$1,907
One-time termination benefits	—	196	—	196
Totals	$—	$2,625	$(522)	$2,103
Dutch Bros Inc.| Form 10-Q | 15

NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$25,185	$28,523
Finished goods	20,208	18,430
Total inventories	$45,393	$46,953
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			March 31, 2024	December 31, 2023
Software	3			$7,175	$7,212
Equipment and fixtures	3	—	7	173,890	157,352
Leasehold improvements	5	—	15	45,800	42,441
Buildings	10	—	20	321,809	269,186
Land	N/A			7,781	7,338
Aircraft [1]	N/A			9,195	9,195
Construction-in-progress [2]	N/A			149,988	166,054
Property and equipment, gross				715,638	658,778
Less: accumulated depreciation				(130,367)	(116,338)
Property and equipment, net				$585,271	$542,440
_______________
1    Aircraft is depreciated under the consumption method.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of sales	$13,918	$9,110
Selling, general and administrative expenses	248	412
Total depreciation expense	$14,166	$9,522
Dutch Bros Inc.| Form 10-Q | 16

NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	March 31, 2024	December 31, 2023
Reacquired franchise rights	3.09	$27,049	$27,049
Less: accumulated amortization		(22,434)	(21,634)
Intangibles, net		$4,615	$5,415
Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of sales	$800	$911
NOTE 8 — Leases
The components of lease cost were as follows for the periods presented:

		Three Months Ended March 31,
(in thousands)	Statement of Operations Classification	2024	2023
Finance lease cost
Amortization of right-of-use assets	Cost of sales	$6,287	$4,346
Interest on lease liabilities	Interest expense	5,452	3,455
Total finance lease cost		11,739	7,801

Operating lease cost	Cost of sales	5,991	4,512

Variable lease cost	Cost of sales	1,559	1,378
Total lease cost		$19,289	$13,691
Dutch Bros Inc.| Form 10-Q | 17

Supplemental cash flow information related to leases as of March 31, 2024 is as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5,452	$3,455
Operating cash flows from operating leases	5,087	4,390
Financing cash flows from finance leases	2,094	3,369
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	3,715	42,036
Operating leases	37,815	7,912
NOTE 9 — Debt
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
On February 20, 2024, the Company drew $150 million on its delayed draw term loan facility before this portion expired on February 28, 2024. The remaining $50 million of the delayed draw term loan is available until February 2025.
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
Dutch Bros Inc.| Form 10-Q | 18

As of March 31, 2024, no amounts were outstanding on the Company’s revolving credit facility, and $349.2 million was available for borrowing, net of a $0.8 million letter of credit, and approximately $244.1 million of principal was outstanding on the term loan facilities. The term loans bear interest at approximately 6.93% as of March 31, 2024, excluding the impact from the Company’s interest rate swap. The Company was in compliance with its financial covenants as of that date.
Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	March 31, 2024	December 31, 2023
Term loans under credit facility	$244,063	$95,625
Finance obligation[1]	3,022	3,022
Unsecured note payable	387	415
Total debt	247,472	99,062
Less: loan origination fees	(1,283)	(1,396)
Less: current portion	(12,618)	(4,491)
Total long-term debt, net of current portion	$233,571	$93,175
_______________
1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$9,463
2025	17,311
2026	32,943
2027	184,733
2028	—
Thereafter	3,022
Total	$247,472
NOTE 10 — Derivative Financial Instruments
The Company has a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. The interest rate swap has a notional amount of $70 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027 and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of March 31, 2024, the one-month adjusted term SOFR was 5.33%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of March 31, 2024, the Company expects to reclassify a gain of approximately $1.5 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-Q | 19

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in the Company’s consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,525	$1,371
	Other long-term assets	1,300	837
Total derivative instrument designated as cash flow hedge		$2,825	$2,208

		Three Months Ended March 31,
(in thousands)	Financial Statements Classification	2024	2023
Derivative instrument designated as cash flow hedge:
Income (loss) recognized in other comprehensive income (loss) before reclassifications	Statement of Comprehensive Income (Loss)	$1,222	$(571)
Reclassification from accumulated other comprehensive income (loss) to earnings for the effective portion	Statement of Operations - Interest expense, net	(469)	(333)
Income tax benefit (expense)	Statement of Operations - Income tax expense	(79)	80
NOTE 11 — Income Taxes

	Three Months Ended March 31,
(in thousands)	2024	2023
Income tax expense	$8,772	$2,580
Effective tax rate	35.1%	(37.9)%
NOTE 12 — Equity-Based Compensation
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2023	1,283	$23.00
Vested	(1,245)	23.00
Balance, March 31, 2024	38	$23.00
Dutch Bros Inc.| Form 10-Q | 20

Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2023	648	$35.99
New grants	693	29.67
Vested	(87)	31.06
Forfeitures	(64)	32.85
Balance, March 31, 2024	1,190	$31.77
Total release date fair value of vested restricted stock awards and units for the three months ended March 31, 2024 and 2023 are presented below.

(in thousands, except per share amounts)	Three Months Ended March 31, 2024	Weighted-average vest date fair value per share	Three Months Ended March 31, 2023	Weighted-average vest date fair value per share
Restricted stock awards	$38,665	$31.06	$34,293	$27.15
Restricted stock units	2,664	30.49	5,441	27.22
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of sales	$94	$—
Selling, general, and administrative expenses	1,839	9,170
Total stock-based compensation expense	$1,933	$9,170
As of March 31, 2024, total unrecognized stock-based compensation related to unvested stock awards was $30.0 million, which will be recognized as follows:

(in thousands)
Remainder of 2024	$9,970
2025	11,302
2026	7,626
2027	1,117
Total unrecognized stock-based compensation	$30,015
Dutch Bros Inc.| Form 10-Q | 21

NOTE 13 — Non-Controlling Interests
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	March 31, 2024
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.[1]	93,228	52.6%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	83,951	47.4%
Total Dutch Bros OpCo Class A common units outstanding	177,179	100.0%
_________________
1    Includes approximately 0.04 million Dutch Bros OpCo Class A common units related to unvested restricted stock awards held by former Profits Interest Units holders. These Dutch Bros OpCo Class A common units are excluded from non-controlling interest calculations.
The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Dutch Bros Inc.	$7,062	$(3,842)
Other comprehensive income:
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	381	(223)
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of equity-based compensation	991	3,200
Decrease in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	1,867	(661)
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	40,377	1,054
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$50,678	$(472)
Dutch Bros Inc.| Form 10-Q | 22

The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Weighted-average ownership percentage	53.0%	65.1%
NOTE 14 — Income (Loss) Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A and Class D common stock for the periods presented.

	Three Months Ended March 31,
(in thousands)	2024	2023
Numerator:
Net income (loss)	$16,215	$(9,391)
Less: Net income (loss) attributable to non-controlling interests	9,153	(5,549)
Net income (loss) attributable to Dutch Bros Inc.	$7,062	$(3,842)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$7,062	$(3,842)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic	83,328	56,664

Basic net income (loss) per share attributable to common stockholders	$0.08	$(0.07)
Dutch Bros Inc.| Form 10-Q | 23

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed net income (loss) for basic computation	$7,062	$(3,842)
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	4	—
Allocation of undistributed net income (loss)	$7,066	$(3,842)

Denominator:
Number of shares used in basic computation	83,328	56,664
Add: weighted-average effect of dilutive securities
Restricted stock awards	44	—
Restricted stock units	38	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net loss per share	83,410	56,664
Diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.07)
The following Class A common stock equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2024	2023
Restricted stock awards	—	1,396
Restricted stock units	146	615
Total anti-dilutive securities	146	2,011
NOTE 15 — Commitments and Contingencies
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
Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of March 31, 2024 and December 31, 2023, the Company had guaranteed approximately $1.4 million and $1.4 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 24

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
Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros Inc. and certain of its executive officers for alleged violations of U.S. federal securities laws. On August 3, 2023, the court appointed a lead plaintiff and re-captioned the case Douglas Rein, Individually and On Behalf of All Others Similarly Situated v. Dutch Bros, Inc. et al. On August 31, 2023 an amended complaint was filed (the Amended Complaint) which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), on behalf of a proposed class consisting of those who acquired Dutch Bros Inc.’s securities between November 10, 2021 and May 11, 2022. The Amended Complaint generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The Amended Complaint primarily seeks compensatory damages for all affected members of the purported class. The parties await a ruling on the defendants’ motion to dismiss the Amended Complaint, briefing on which was completed on November 9, 2023.
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
Dutch Bros Inc.| Form 10-Q | 25

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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of March 31, 2024, Dutch Bros Inc. recognized $395.8 million of liabilities related to its obligations under the TRAs.
NOTE 16 — Related Party Transactions
On January 22, 2024, the Company purchased a parcel of real property, on which one of the Company’s shops operates, by exercising its purchase option under an existing lease between the Company and the Co-Founder’s father, as trustee of a family trust. The total paid by the Company was approximately $0.6 million.
NOTE 17 — Segment Reporting
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
No changes have been made to the Company’s segments during the three months ended March 31, 2024. In addition, no customer represented 10% or more of total revenue for the three months ended March 31, 2024 and 2023.
Dutch Bros Inc.| Form 10-Q | 26

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues:
Company-operated shops	$248,085	$173,164
Franchising and other	27,014	24,103
Total revenues	275,099	197,267
Cost of sales:
Company-operated shops	193,780	144,292
Franchising and other	9,546	7,231
Total cost of sales	203,326	151,523
Segment contribution:
Company-operated shops	73,999	41,873
Franchising and other	18,763	18,233
Total segment contribution	$92,762	$60,106
Depreciation and amortization:
Company-operated shops	19,694	13,001
Franchising and other	1,295	1,361
Total depreciation and amortization	20,989	14,362
Selling, general and administrative	(46,194)	(45,976)
Interest expense, net	(6,393)	(7,886)
Other income, net	5,801	1,307
Income (loss) before income taxes	$24,987	$(6,811)
Dutch Bros Inc.| Form 10-Q | 27

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
As of March 31, 2024, we had 876 company-operated and franchised shops in 17 states, an increase of approximately 22.3% from the same period in the prior year. For the three months ended March 31, 2024, we generated $275.1 million of revenue, $16.2 million of net income, and $0.08 earnings per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 28

Key Highlights
•In January 2024, welcomed President of Operations, Sumitro Ghosh, and Chief People Officer, Jess Elmquist.
•In February 2024, welcomed Incoming Chief Financial Officer, Joshua Guenser.
•Announced a pilot test for mobile order functionality and began operational testing in Arizona.
•Raised $0.9 million for our company-wide give back day, Dutch Luv, that supports local organizations to help feed the communities where we operate.
Impact of Global Events
Inflation and Minimum Wage Increases
We continued to experience the effects of elevated commodity costs due to inflation, including in dairy, sugar, packaging, coffee and fuel, and continuing legislated minimum wage increases that took effect this year in certain states. We expect these inflationary pressures to continue to affect our operating results in the foreseeable future. For example, California’s minimum wage increased to $20 per hour effective April 2024 for covered employees in our industry. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
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

Dutch Bros Inc.| Form 10-Q | 29

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023
REVENUES
Company-operated shops	$248,085	$173,164
Franchising and other	27,014	24,103
Total revenues	275,099	197,267

COSTS AND EXPENSES
Cost of sales	203,326	151,523
Selling, general and administrative	46,194	45,976
Total costs and expenses	249,520	197,499

INCOME (LOSS) FROM OPERATIONS	25,579	(232)

OTHER EXPENSE
Interest expense, net	(6,393)	(7,886)
Other income, net	5,801	1,307
Total other expense	(592)	(6,579)

INCOME (LOSS) BEFORE INCOME TAXES	24,987	(6,811)
Income tax expense	8,772	2,580
NET INCOME (LOSS)	16,215	(9,391)
Less: Net income (loss) attributable to non-controlling interests	9,153	(5,549)
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$7,062	$(3,842)
Dutch Bros Inc.| Form 10-Q | 30

Segment Financials

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023
Revenues:
Company-operated shops	$248,085	$173,164
Franchising and other	27,014	24,103
Total revenues	275,099	197,267
Cost of sales:
Company-operated shops	193,780	144,292
Franchising and other	9,546	7,231
Total cost of sales	203,326	151,523
Segment gross profit:
Company-operated shops	54,305	28,872
Franchising and other	17,468	16,872
Total gross profit	71,773	45,744
Depreciation and amortization:
Company-operated shops	19,694	13,001
Franchising and other	1,295	1,361
All other ¹	264	417
Total depreciation and amortization	$21,253	$14,779
Segment contribution:
Company-operated shops	73,999	41,873
Franchising and other	18,763	18,233
Total segment contribution	$92,762	$60,106
Selling, general and administrative	(46,194)	(45,976)
Interest expense, net	(6,393)	(7,886)
Other income, net	5,801	1,307
Income (loss) before income taxes	$24,987	$(6,811)
__________________
1 Included in selling, general and administrative expenses and not part of segment contribution calculation.
Dutch Bros Inc.| Form 10-Q | 31

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended March 31,
(in thousands, except shop count data; unaudited)	2024	2023
Shop count, beginning of period
Company-operated	542	396
Franchised	289	275
Total shop count	831	671
Company-operated new openings	40	42
Franchised new openings	5	3
Shop count, end of period
Company-operated	582	438
Franchised	294	278
Total shop count	876	716

Systemwide AUV [1]	$1,995	$1,916
Company-operated shops AUV [1]	$1,915	$1,879

Systemwide same shop sales [2,3]	10.0%	(2.0)%
Company-operated same shop sales [2]	10.9%	(3.5)%

Systemwide sales [3]	$397,553	$302,782
Company-operated operating weeks [4]	7,274	5,322
Franchising and other operating weeks [4]	3,779	3,546

Dutch Rewards transactions as a percentage of total transactions [5]	66.5%	65.0%

	Three Months Ended March 31,
	2024		2023
(in thousands; unaudited)	$	%	$	%
Company-operated shop revenues	248,085	100.0	173,164	100.0
Company-operated shop gross profit	54,305	21.9	28,872	16.7
Company-operated shop contribution [6]	73,999	29.8	41,873	24.2
Selling, general, and administrative expenses	46,194	16.8	45,976	23.3
Adjusted selling, general, and administrative expenses [6]	40,430	14.7	36,239	18.4
Net income (loss)	16,215	5.9	(9,391)	(4.8)
Adjusted EBITDA [6]	52,540	19.1	23,880	12.1
Dutch Bros Inc.| Form 10-Q | 32

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

	Three Months Ended March 31,
(unaudited)	2024	2023
Systemwide shop base	641	503
Company-operated shop base	370	246
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
Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended March 31,
	2024		2023
(in thousands; unaudited)	$	%	$	%
Company-operated shop revenues	248,085	100.0	173,164	100.0

Beverage, food, and packaging costs	63,716	25.7	48,952	28.3
Labor costs	65,427	26.4	48,549	28.0
Occupancy and other costs	41,496	16.7	30,559	17.6
Pre-opening costs	3,447	1.4	3,231	1.9
Depreciation and amortization	19,694	7.9	13,001	7.5
Company-operated shop costs and expenses	193,780	78.1	144,292	83.3
Company-operated shop gross profit	54,305	21.9	28,872	16.7
Company-operated shop contribution [1]	73,999	29.8	41,873	24.2
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 33

Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Company-operated shop revenues	$248,085	$173,164	$74,921	43.3%
Three Months Ended March 31, 2024 v. 2023
The Company-operated shop revenue increase was driven by the following:
+    $57.6 million from company-operated shops opened during 2024 and 2023.
+    $17.4 million from increase in same shop sales in the comparable shop base.1
_________________
1    For purposes of calculating company-operated same shop revenue, the revenue for 370 company-operated shops was included in the comparable shop base.
_________________
1    The comparable shop bases were 370 and 246 for the three months ended March 31, 2024 and 2023, respectively. The comparable shop base includes mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Beverage, food and packaging costs	$63,716	$48,952	$14,764	30.2%
As a percentage of company-operated shop revenues	25.7%	28.3%	N/A	(260)	bps
Three Months Ended March 31, 2024 v. 2023
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$15,150	30
Volume	1,360	N/A
Ingredient costs	(589)	(20)
Pricing impacts	N/A	(190)
Discounts	N/A	(40)
Other	(1,157)	(40)
Total change	$14,764	(260)
Dutch Bros Inc.| Form 10-Q | 34

Labor Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Labor costs	$65,427	$48,549	$16,878	34.8%
As a percentage of company-operated shop revenues	26.4%	28.0%	N/A	(160)	bps
Three Months Ended March 31, 2024 v. 2023
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$14,223	N/A
Wage inflation	2,798	110
Volume	1,030	(10)
Staffing management and other	(1,173)	(40)
Pricing impacts	N/A	(180)
Discounts	N/A	(40)
Total change	$16,878	(160)
Occupancy and Other Costs

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Occupancy and other costs	$41,496	$30,559	$10,937	35.8%
As a percentage of company-operated shop revenues	16.7%	17.6%	N/A	(90)	bps
Three Months Ended March 31, 2024 v. 2023
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$9,027	N/A
Pricing impacts	577	(80)
Volume	347	(20)
Discounts	161	(20)
Other	825	30
Total change	$10,937	(90)
Pre-opening Costs

	Three Months Ended March 31,
(in thousands, except shop data; unaudited)	2024	2023	2024 v. 2023
Pre-opening costs	$3,447	$3,231	$216	6.7%
As a percentage of company-operated shop revenues	1.4%	1.9%	N/A	(50)	bps
New company-operated shops opened	40	42	(2)	(4.8)%
Pre-opening costs per new company-operated shop	$86	$77	$9	11.7%
Dutch Bros Inc.| Form 10-Q | 35

Three Months Ended March 31, 2024 v. 2023
The increase in pre-opening costs was primarily driven by opening a lower proportion of shops in existing markets, in the three months ended March 31, 2024 as compared to the same period in 2023.
Depreciation and Amortization

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Depreciation and amortization	$19,694	$13,001	$6,693	51.5%
As a percentage of company-operated shop revenues	7.9%	7.5%	N/A	40	bps
Three Months Ended March 31, 2024 v. 2023
The increase in depreciation and amortization was primarily driven by the opening of new company-operated shops during both 2024 and 2023.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Company-operated shop gross profit	$54,305	$28,872	$25,433	88.1%
As a percentage of company-operated shop revenues	21.9%	16.7%	N/A	520	bps
Company-operated shop contribution [1]	$73,999	$41,873	$32,126	76.7%
As a percentage of company-operated shop revenues	29.8%	24.2%	N/A	560	bps
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three Months Ended March 31, 2024 v. 2023
The Company-operated shop gross profit for the year-over-year comparison, presented in basis points, was driven by the following:

(unaudited)	BPS
Menu prices	460
Discounts	90
Pricing and discounts	550
Pre-opening costs	(10)
New shop impact	20
New shop related items	10
Ingredient costs	20
Labor costs	(60)
Costs increases	(40)
Volume	40
Depreciation and amortization	(40)
Total change in Company-operated shop gross profit	520
Dutch Bros Inc.| Form 10-Q | 36

Franchising and Other Segment Performance

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Franchising and other revenue	$27,014	$24,103	$2,911	12.1%
Franchising and other gross profit	$17,468	$16,872	$596	3.5%
As a percentage of franchising and other revenue	64.7%	70.0%	N/A	(530)	bps
Three Months Ended March 31, 2024 v. 2023
The Franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $1.1 million from shop weeks, driven by shop openings during the period.
+    $1.5 million from same shop sales.
-    $2.0 million primarily from products sold to franchisees, net of costs and adjustments.
Selling, General, and Administrative

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Selling, General and Administrative	$46,194	$45,976	$218	0.5%
As a percentage of total revenues	16.8%	23.3%	N/A	N/M
Three Months Ended March 31, 2024 v. 2023
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points, were driven by the following:
+    $4.0 million from investments in human capital, processes, and systems to support our revenue growth.
+    $2.6 million or 100 bps from organization realignment and restructuring costs.
+    $1.0 million or 30 bps from expenses related to equity offerings.
-    $7.3 million or 270 bps from lower equity-based compensation charges.
The summation of the dollar impacts of the latter three items above would have decreased selling, general and administrative expenses by 140 bps to be 21.9% of revenue. However, leverage from revenue growth reduces that percentage by 510 bps to be 16.8% of revenue.
Other Expense

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Interest expense on finance leases	$(5,452)	$(3,455)	$(1,997)	57.8%
Other interest expense, net	(941)	(4,431)	3,490	(78.8)%
Interest expense, net	$(6,393)	$(7,886)	$1,493	(18.9)%
Other income, net	5,801	1,307	4,494	N/M
Total other expense	$(592)	$(6,579)	$5,987	(91.0)%
Dutch Bros Inc.| Form 10-Q | 37

Three Months Ended March 31, 2024 v. 2023
The decrease in interest expense, net was primarily driven by interest income on cash invested in money market funds, partially offset by additional finance leases for new shop builds.
The increase in other income, net was primarily driven by higher remeasurement gains in the current period related to the TRAs liability.
Income Tax Expense

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Income tax expense	$8,772	$2,580	$6,192	240.0%
Effective tax rate	35.1%	(37.9)%	N/A	N/M
Three Months Ended March 31, 2024 v. 2023
The increase in tax expense was primarily driven by changes in the state earnings mix and its impacts on deferred taxes.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $262.7 million and $133.5 million as of March 31, 2024 and December 31, 2023, respectively.
For the three months ended March 31, 2024, our principal sources of liquidity were cash flows from our delayed draw term loan facility and operations. Our principal uses of liquidity for the three months ended March 31, 2024 were to fund our new shop builds and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Net cash provided by operating activities	$41,193	$3,077	$38,116
Net cash used in investing activities	(57,462)	(43,043)	(14,419)
Net cash provided by financing activities	145,443	34,084	111,359
Net increase (decrease) in cash and cash equivalents	$129,174	$(5,882)	$135,056
Cash and cash equivalents at beginning of period	133,545	20,178	113,367
Cash and cash equivalents at end of period	$262,719	$14,296	$248,423
Operating Activities
The increase in operating activities cash flows was primarily driven by:
+    Higher net income as a result of year-over-year shop growth and leverage of general and administrative costs.
+    Working capital management and efficiencies with new shop openings.
Investing Activities
The increase in investing activities cash outflows was primarily driven by:
+    Investment in capital expenditures as a result of new company-operated shop openings.
Dutch Bros Inc.| Form 10-Q | 38

Financing Activities
The increase in financing activities cash flows was primarily driven by:
+    The delayed draw term loan advance under our 2022 Credit Facility.
Cash Requirements
We believe that proceeds from our 2022 Credit Facility and cash provided by operating activities are adequate to fund our debt service requirements, lease obligations, and working capital obligations for at least the next 12 months.
Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops, and our large-scale organization realignment including relocation of key business operations to Arizona. We currently expect to fund our current and long-term material capital requirements with operating cash flows and, as needed, additional proceeds from our 2022 Credit Facility, but we may also seek additional debt or equity financing.
As of March 31, 2024, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2023:
•Operating lease liabilities — increased approximately $67 million from newly commenced leases.
•Debt obligations — increased approximately $148 million on a net basis primarily due to the proceeds from the delayed draw term loan under our 2022 Credit Facility.
Credit Facility
JPMorgan Credit Facility
On August 4, 2023, the Company amended its senior secured credit facility, dated February 28, 2022 with JPMorgan Chase Bank, N.A. (as amended, the 2022 Credit Facility) to increase borrowing capacity by $150 million to a total of $650 million. The 2022 Credit Facility consists of a $350 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $200 million. The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date).
On February 20, 2024, the Company drew $150 million on its delayed draw term loan facility before this portion expired on February 28, 2024. The remaining $50 million of the delayed draw term loan is available until February 2025.
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
Dutch Bros Inc.| Form 10-Q | 39

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
There have been no material changes to our critical accounting estimates from those disclosed in our 2023 Form 10-K.
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
EBITDA, Adjusted EBITDA (in dollars and as a percentage of revenue)
EBITDA — definition and/or calculation
Net income (loss) before interest expense (net of interest income), income tax expense, and depreciation and amortization expense.
Dutch Bros Inc.| Form 10-Q | 40

Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses associated with equity offerings, executives transition, (gain) loss on the remeasurement of the liability related to the TRAs, and organization realignment and restructuring costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation expense, expenses associated with equity offerings, executives transition, and organization realignment and restructuring costs.
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
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, including restricted stock awards and restricted stock units, in Dutch Bros Inc. to certain eligible employees.
Expenses associated with equity offerings
Costs incurred as a result of our equity offerings, including Secondary Offerings by our Sponsor. These costs include, but are not limited to, legal fees, consulting fees, tax fees, and accounting fees.
Executives transition
Employee severance and related benefit costs, as well as sign-on bonus(es) for several executive-level transitions occurring in 2022 and 2023, and amortized through early 2024.
TRAs remeasurements
(Gain) loss impacts on condensed consolidated statements of operations related to adjustments of our TRAs liabilities.
Organization realignment and restructuring
Fees and costs, including consulting fees and costs, related to a comprehensive initiative to develop and implement a long-term strategy involving changes to our organizational structure to support our growth, and the resulting realignment activities that have occurred in 2023 and 2024, and are expected to continue for at least the next year. Given this strategic initiative's magnitude and scope, the Company
Dutch Bros Inc.| Form 10-Q | 41

does not expect such costs will recur in the foreseeable future. The Company does not consider such costs reflective of the ongoing costs necessary to operate its business.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended March 31,
	2024		2023
(in thousands; unaudited)	$	%	$	%
Company-operated shop gross profit	54,305	21.9	28,872	16.7
Depreciation and amortization	19,694	7.9	13,001	7.5
Company-operated shop contribution	73,999	29.8	41,873	24.2

	Three Months Ended March 31,
	2024		2023
(in thousands; unaudited)	$	%	$	%
Net income (loss)	16,215	5.9	(9,391)	(4.8)
Depreciation and amortization	21,253	7.7	14,779	7.5
Interest expense, net	6,393	2.3	7,886	4.0
Income tax expense	8,772	3.2	2,580	1.3
EBITDA	52,633	19.1	15,854	8.0
Equity-based compensation	1,933	0.7	9,170	4.6
Expenses associated with equity offerings	961	0.3	—	—
Executives transition	75	—	150	0.1
TRAs remeasurement	(5,687)	(2.0)	(1,294)	(0.6)
Organization realignment and restructuring:
Employee-related costs	2,625	1.0	—	—
Adjusted EBITDA	52,540	19.1	23,880	12.1

	Three Months Ended March 31,
	2024		2023
(in thousands; unaudited)	$	%	$	%
Selling, general, and administrative	46,194	16.8	45,976	23.3
Depreciation and amortization	(264)	(0.1)	(417)	(0.2)
Equity-based compensation	(1,839)	(0.7)	(9,170)	(4.6)
Expenses associated with equity offerings	(961)	(0.3)	—	—
Executives transition	(75)	—	(150)	(0.1)
Organization realignment and restructuring:
Employee-related costs	(2,625)	(1.0)	—	—
Adjusted selling, general and administrative	40,430	14.7	36,239	18.4
Dutch Bros Inc.| Form 10-Q | 42

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation by increasing our menu prices over the past year, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, and packaging commodities pricing, as we experienced during the three months ended March 31, 2024, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which increases directly affect our labor costs, and other upward pressure on wage rates in several states. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of March 31, 2024, we employed approximately 15,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of March 31, 2024, we had no revolving loans outstanding, and $244.1 million was outstanding on our term loan facilities. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of March 31, 2024 would result in an increase in our annual interest expense of approximately $2.4 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 43

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 44

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
Please refer to NOTE 15 — Commitments and Contingencies under the heading “Legal Proceedings” for further information.
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
Dutch Bros Inc.| Form 10-Q | 45

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
Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” our consolidated financial statements and related notes in this Form 10-Q, before making an investment decision. If any of the risks and uncertainties described below occur, it could have a material adverse impact on our business, reputation, financial position, results of operations or cash flows, and the trading price of our Class A common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, reputation, financial condition, results of operations or cash flows, or the trading price of our Class A common stock. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, are set forth below and are unchanged substantively as of the date of this filing, except for those risks designated by an asterisk (*).
Dutch Bros Inc.| Form 10-Q | 46

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
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the war between Russia and Ukraine or the war between Israel and Hamas and the related risk of a larger
Dutch Bros Inc.| Form 10-Q | 47

regional conflict, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest, or resurgence of or new epidemics; and
•adverse outcomes of litigation.
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
Dutch Bros Inc.| Form 10-Q | 48

*Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of March 31, 2024, Dutch Bros had 876 shops across 17 states, of which 582 were company-operated and 294 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the three months ended March 31, 2024, we opened 40 new company-operated shops, across 12 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-Q | 49

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
Dutch Bros Inc.| Form 10-Q | 50

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
Dutch Bros Inc.| Form 10-Q | 51

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
Dutch Bros Inc.| Form 10-Q | 52

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
As of March 31, 2024, approximately 34% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-Q | 53

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
As of March 31, 2024, our company-operated and franchised shops in the Western United States represent approximately 70% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory, or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
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
Dutch Bros Inc.| Form 10-Q | 54

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
Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 26% of our systemwide net sales in the three months ended March 31, 2024. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
We have experienced disruptions in our supply chain for certain products including cups, canning supplies, lids, espresso machines and restaurant equipment parts, and certain building materials and supplies. While we have, to this point, been able to find acceptable replacements or substitutes or prepurchase certain materials or items, this may not always be possible, especially if supply chains continue to suffer disruptions for extended periods of time. If we are unable to source critical or proprietary supplies, find acceptable replacements or substitutes, or adapt our construction strategies effectively, we may be unable to sustain our growth, and it may negatively affect or business and profitability. Finding acceptable replacements or substitutes may require trial and error that could cause losses or delays. If construction and building materials are not of the quality or durability we typically require, this may lead to increased maintenance costs or even business interruption for necessary repairs or replacements in the future. If we are unable to locate sufficient building or construction materials, or to successfully scale our construction and new shop opening operations, we may not be able to achieve our stated growth objectives.
*Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy, or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy, or other commodities could have an adverse impact on our business and financial results.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee
Dutch Bros Inc.| Form 10-Q | 55

supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly in 2022, and has remained elevated, including during the three months ended March 31, 2024. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, in 2022, there were material increases in dairy costs and such dairy costs remained elevated in 2023. If dairy costs further increase, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. For example, the cost of sugar increased significantly in 2022 and 2023.
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
Dutch Bros Inc.| Form 10-Q | 56

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
*We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or the third parties with whom we work) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware, fraud, or security breaches, or if we (or the third parties with whom we work) fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our products could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.
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
Our (and those of the third parties with whom we work) information technology networks and systems, and the Processing of Sensitive Information they perform, may be vulnerable to data security and privacy
Dutch Bros Inc.| Form 10-Q | 57

threats, cyber and otherwise. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states, and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to market, produce, sell, and distribute our products.
The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, attacks enhanced or facilitated by artificial intelligence, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent.
We rely upon third parties service providers and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, third-party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our Dutch Rewards mobile app, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or in the third-parties with whom we work supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, our security measures (and those of the third parties with whom we work) may not be adequate to prevent or detect service interruption, system failure data loss, fraud or theft, or other material adverse consequences. Moreover, we take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware or software and those of the third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities, including on a timely basis. Vulnerabilities could be exploited and result in a security incident. We expect similar issues to arise in the future as the Dutch Rewards mobile app is more widely adopted, and as we continue to expand the features and functionality of the Dutch Rewards mobile app.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration,
Dutch Bros Inc.| Form 10-Q | 58

encryption, disclosure of, or access to Sensitive Information or our information technology networks and systems (or those of the third parties with whom we work).
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
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party with whom we work experiences a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties with whom we work) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing of Sensitive Information, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
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
Dutch Bros Inc.| Form 10-Q | 59

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
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates, continued economic inflation, and failures of financial institutions), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine and the war between Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Dutch Bros Inc.| Form 10-Q | 60

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
Dutch Bros Inc.| Form 10-Q | 61

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
Dutch Bros Inc.| Form 10-Q | 62

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
Dutch Bros Inc.| Form 10-Q | 63

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are typically paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past
Dutch Bros Inc.| Form 10-Q | 64

and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state, and local level, such as AB1228 in California, which created a minimum wage of $20 per hour for fast food workers, effective April 1, 2024, among other provisions. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not typically expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, or if such increase is delayed, this is likely to result in lower revenue, and may also reduce margins.
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
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In January 2024, our prior Chief Executive Officer, Joth Ricci, transitioned and Christine Barone was appointed as our Chief Executive Officer. In January 2024, we also announced the planned departure of our Chief Financial Officer, Charley Jemley, after the public release of the Company’s quarterly results for the quarter ended March 31, 2024, and hired Joshua Guenser as our Incoming Chief Financial Officer, who, subject to his appointment by the Board, will succeed Mr. Jemley as Chief Financial Officer. In addition, in April 2024, Brian Maxwell transitioned from the role of our Chief Operating Officer to the newly created role of Vice Chair, and Sumi Ghosh was appointed President of Operations. Changes in our executive management team may also cause disruptions in, and harm to, our business. The loss of one or more of our executive officers or key employees could harm our business.
Dutch Bros continues to be led by our Executive Chairman and Co-Founder, Travis Boersma, who plays an important role in driving our culture, determining the strategy, and executing against that strategy across the Company. If Mr. Boersma’s services became unavailable to Dutch Bros for any reason, it may
Dutch Bros Inc.| Form 10-Q | 65

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
Dutch Bros Inc.| Form 10-Q | 66

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
Dutch Bros Inc.| Form 10-Q | 67

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
*We (and the third parties with whom we work) are subject to stringent and changing laws, regulations, industry standards, contractual obligations, policies, and other obligations related to data privacy and security. The actual or perceived failure by us or the third parties with whom we work to comply with such obligations, may harm our business, financial condition and results of operations, and prospects.
We Process Sensitive Information to provide our products and services and other business functions. Our Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies,
Dutch Bros Inc.| Form 10-Q | 68

contracts, and other obligations that govern data privacy, security, and Processing of personal information by us and the third parties with whom we work.
Data privacy and security have become a significant issue in the United States. The legal and regulatory framework for data privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. The number and scope of data privacy and security obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other obligations. We expect that there will continue to be new data privacy and security obligations, and any significant change to data privacy and security obligations could increase compliance costs for us and the third parties with whom we work.
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
Dutch Bros Inc.| Form 10-Q | 69

We are also contractually subject to data privacy and security obligations, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data privacy laws or other obligations and to comply with industry standards adopted by industry groups. We may become subject to new data privacy and security contractual obligations in the future. Additionally, because we accept payments using credit cards and debit cards, we are subject to the PCI DSS. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with the PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on third parties to process payment card data, and those third parties may be subject to PCI DSS. Our business may be negatively affected if these third parties are fined or suffer other consequences as a result of PCI DSS noncompliance (or perceived noncompliance).
Furthermore, we rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers. We, and the third parties with whom we work, may be subject to various current and future obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the TCPA impose specific requirements on communications with customers. Additionally, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
We may at times fail to comply with applicable data privacy and security obligations, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or other third parties with whom we work do not comply with applicable data privacy and security obligations. Any failure (or perceived failure) by us or a third party with whom we work to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of the foregoing could result in an adverse consequences, including increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
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
Dutch Bros Inc.| Form 10-Q | 70

Additionally, governmental authorities may adopt broad standards for determining when two or more entities may be deemed joint employers of the same employees. For example, the National Labor Relations Board passed a rule in October 2023, broadening the standards applicable to establishing a joint employer relationship and Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PRO Act would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor. If the proposed or similar laws or rules come into effect, it could increase the possibility of Dutch Bros being held liable for our franchise partners’ employment practices.
Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. See “Litigation Related to Securities Claims” in NOTE 15 — Commitments and Contingencies to the condensed consolidated financial statements, included elsewhere in this Form 10-Q for more information. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have also been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages.
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
Dutch Bros Inc.| Form 10-Q | 71

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
Dutch Bros Inc.| Form 10-Q | 72

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
Dutch Bros Inc.| Form 10-Q | 73

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
Dutch Bros Inc.| Form 10-Q | 74

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
Dutch Bros Inc.| Form 10-Q | 75

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
Risks Related to Ownership of Our Class A Common Stock
*Additional stock issuances (including pursuant to the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members) could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with financing our business operations and growth, to repay debt, or for acquisitions, investments, or otherwise (including pursuant to the redemption or exchange of Dutch Bros OpCo Class A
Dutch Bros Inc.| Form 10-Q | 76

common units from our Continuing Members). Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
In particular, following the issuance of shares of Class A common stock in connection with the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members and the related cancellation of shares of our Class B common stock or Class C common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock. For example, in each of February and March 2024, we facilitated a registered underwritten public offering of shares of our Class A common stock by our Sponsor. In connection with such offerings, our Sponsor exchanged an aggregate of approximately 12 million Dutch Bros OpCo Class A common units and converted an aggregate of approximately 4 million shares of our Class D common stock for approximately 16 million shares of our Class A common stock.
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
Dutch Bros Inc.| Form 10-Q | 77

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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. See “Litigation Related to Securities Claims” in NOTE 15 — Commitments and Contingencies to the condensed consolidated financial statements, included elsewhere in this Form 10-Q for more information. This litigation, and other litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Dutch Bros Inc.| Form 10-Q | 78

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
As of March 31, 2024, certain affiliates of our Co-Founder beneficially owned approximately 77.3% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, and our Sponsor, directly and through affiliated investment funds, beneficially owns approximately 11.8% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock entitles the holder to one vote, each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time) and each share of Class C common stock and Class D common stock entitles the holder to three votes (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. Thus, our Co-Founder and our Sponsor exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets.
In addition, our amended and restated certificate of incorporation provides that the holders of Class C common stock, which our Sponsor and its affiliates hold all of, are entitled to elect up to two members of our board of directors, voting as a separate class. The Stockholders Agreement similarly provides that we will agree to nominate to our board of directors individuals designated by our Sponsor, which will retain the right to designate up to two members of the board of directors for so long as the holders of shares of Class C common stock are entitled to elect one or more members to the board of directors pursuant to our amended and restated certificate of incorporation. As of March 31, 2024, our Sponsor is entitled to elect one director pursuant to the Stockholders Agreement and our amended and restated certificate of incorporation. Our Sponsor may therefore have influence over management and substantial control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. It is possible that our Co-Founder’s and our Sponsor’s interests may not align with the interests of our other stockholders.
Our Co-Founder and Sponsor owned approximately 47.4% of the Dutch Bros OpCo Class A common units as of March 31, 2024. Because they hold their ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., the Continuing Members may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to Dutch Bros Inc., the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from
Dutch Bros Inc.| Form 10-Q | 79

those of our public stockholders. The Continuing Members may also have different tax positions from Dutch Bros Inc. that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
*We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of March 31, 2024, certain affiliates of our Co-Founder beneficially owned approximately 77.3% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock and Class D common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Dutch Bros Inc.| Form 10-Q | 80

have substantial unrecognized gains on the value of the equity they hold based upon the price per share of the IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares.
Subject to the terms of the Third Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, as of March 31, 2024, an aggregate of 83,950,693 Dutch Bros OpCo Class A common units may be redeemed in exchange for shares of our Class A common stock and an aggregate of 6,653,303 shares of Class D common stock may be converted into shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units or upon the conversion of shares of Class D common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
Dutch Bros Inc.| Form 10-Q | 81

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
As of March 31, 2024, we had $244.1 million outstanding under our term loan facility. In addition, subject to certain restrictions under the 2022 Credit Facility, we may incur additional debt.
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
Furthermore, all of our debt under our 2022 Credit Facility bears interest at variable rates, which may increase from time to time. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Dutch Bros Inc.| Form 10-Q | 82

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
Dutch Bros Inc.| Form 10-Q | 83

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
Dutch Bros Inc.| Form 10-Q | 84

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
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
Dutch Bros Inc.| Form 10-Q | 87

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
Dutch Bros Inc.| Form 10-Q | 88

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
Dutch Bros Inc.| Form 10-Q | 89

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 24, 2024, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of our Class A common stock via exchange of approximately 0.6 million Dutch Bros OpCo Class A common units held by our Co-Founder for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then reserved for sale directly by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and no proceeds were received by the Company.
Pursuant to Section 3(a)(9) of the Securities Act, on March 1, 2024 and March 26, 2024, in connection with the Secondary Offerings, we made an unregistered issuance of our Class A common stock via (i) exchange of approximately 6.0 million Dutch Bros OpCo Class A common units and conversion of approximately 2.0 million shares of Dutch Bros Inc. Class D common stock, and (ii) exchange of approximately 6.0 million Dutch Bros OpCo Class A common units and conversion of approximately 2.0 million shares of Dutch Bros Inc. Class D common stock, respectively, held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor in a registered underwritten public offering pursuant to Dutch Bros Inc.’s automatic shelf registration statement on Form S-3ASR (File No. 333-274368) filed with the Commission on September 6, 2023, and which was deemed effective upon filing with the Commission, a free writing prospectus and prospectus supplement, each dated February 27, 2024, and a free writing prospectus and prospectus supplement, each dated March 21, 2024, each to the prospectus dated September 6, 2023. No proceeds were received by the Company.
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	14,653	$31.06	N/A	N/A
February 1 - 29, 2024	—	—	N/A	N/A
March 1 - 31, 2024	14,134	29.67	N/A	N/A
_________________
1    In connection with the vesting of restricted stock units granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Dutch Bros Inc.| Form 10-Q | 90

Rule 10b5-1 Trading Arrangements
None.
ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1†	Amended Offer Letter, dated as of December 27, 2023, by and between Dutch Bros Inc. and Christine Barone	8-K	001-40798	10.1	January 2, 2024
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
† Management contract or compensatory plan or arrangement.
Dutch Bros Inc.| Form 10-Q | 91

*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 92

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

May 8, 2024	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

May 8, 2024	By:	/s/ Charles L. Jemley
Date		Charles L. Jemley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 93