Form 10-Q
period 2024-06-30
Dutch Bros Inc.
filed 2024-08-08
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2024
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

300 N Valley Dr
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of August 1, 2024, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	113,819,371
Class B common stock	35,226,680
Class C common stock	5,142,050

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/M	A not meaningful percentage.
OpCo Units
Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the Fourth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, collectively.

Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
Secondary Offering
The registered underwritten public offering of shares of Class A common stock of Dutch Bros Inc. by our Sponsor, as described in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$260,922	$133,545
Accounts receivable, net	12,338	9,124
Inventories, net	46,651	46,953
Prepaid expenses and other current assets	14,700	15,637
Total current assets	334,611	205,259
Property and equipment, net	627,500	542,440
Finance lease right-of-use assets, net	380,999	382,734
Operating lease right-of-use assets, net	282,838	199,673
Intangibles, net	3,963	5,415
Goodwill	21,629	21,629
Deferred income tax assets, net	721,691	402,995
Other long-term assets	4,055	3,865
Total assets	$2,377,286	$1,764,010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,092	$29,957
Accrued compensation and benefits	31,842	31,405
Other accrued liabilities	19,293	15,770
Other current liabilities	5,873	6,423
Deferred revenue	31,405	30,349
Current portion of finance lease liabilities	11,927	9,482
Current portion of operating lease liabilities	2,483	10,239
Current portion of long-term debt	14,182	4,491
Total current liabilities	153,097	138,116
Deferred revenue, net of current portion	7,115	6,676
Finance lease liabilities, net of current portion	370,412	367,775
Operating lease liabilities, net of current portion	282,873	191,419
Long-term debt, net of current portion	228,966	93,175
Tax receivable agreements liability	605,003	290,920
Other long-term liabilities	8	8
Total liabilities	1,647,474	1,088,089
Commitments and contingencies (Note 15)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	June 30, 2024	December 31, 2023
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 113,817 and 69,958 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,227 and 60,629 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 5,142 and 35,864 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; zero and 10,669 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	504,657	379,391
Accumulated other comprehensive income	1,072	544
Retained earnings (accumulated deficit)	3,410	(15,592)
Total stockholders' equity attributable to Dutch Bros Inc.	509,140	364,345
Non-controlling interests	220,672	311,576
Total equity	729,812	675,921
Total liabilities and equity	$2,377,286	$1,764,010
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts; unaudited)	2024	2023	2024	2023
REVENUES
Company-operated shops	$295,268	$220,952	$543,353	$394,116
Franchising and other	29,650	28,927	56,664	53,030
Total revenues	324,918	249,879	600,017	447,146

COSTS AND EXPENSES
Cost of sales	234,637	178,636	437,887	330,159
Selling, general and administrative	58,097	51,662	104,330	97,638
Total costs and expenses	292,734	230,298	542,217	427,797

INCOME FROM OPERATIONS	32,184	19,581	57,800	19,349

OTHER EXPENSE
Interest expense, net	(6,997)	(9,058)	(13,390)	(16,944)
Other income, net	829	1,039	6,593	2,346
Total other expense	(6,168)	(8,019)	(6,797)	(14,598)

INCOME BEFORE INCOME TAXES	26,016	11,562	51,003	4,751
Income tax expense	3,860	1,851	12,632	4,431
NET INCOME	$22,156	$9,711	$38,371	$320
Less: Net income attributable to non-controlling interests	10,216	6,959	19,369	1,410
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$11,940	$2,752	$19,002	$(1,090)
Net income (loss) per share of Class A and Class D common stock:
Basic	$0.12	$0.05	$0.21	$(0.02)
Diluted	$0.12	$0.05	$0.20	$(0.02)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	101,965	56,734	92,647	56,699
Diluted	102,356	57,428	93,049	56,699
See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024	2023
Net income	$22,156	$9,711	$38,371	$320
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax expense (benefit) of $(15), $105, $64, and $25, respectively	113	1,098	787	274
Comprehensive income	22,269	10,809	39,158	594
Less: comprehensive income attributable to non-controlling interests	10,182	7,742	19,628	1,592
Comprehensive income (loss) attributable to Dutch Bros Inc.	$12,087	$3,067	$19,530	$(998)
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2024

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, March 31, 2024	86,575	$1	60,071	$1	23,879	$—	6,653	$—	$424,721	$925	$(8,530)	$278,845	$695,963
Net income	—	—	—	—	—	—	—	—	—	—	11,940	10,216	22,156
Unrealized gain on derivative securities, effective portion, net of income tax benefit of $15	—	—	—	—	—	—	—	—	(193)	147	—	(34)	(80)
Equity-based compensation expense	—	—	—	—	—	—	—	—	1,973	—	—	1,353	3,326
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, and surrender and cancellation of Class B, C , and D common stock, pursuant to secondary offerings following exchange of Dutch Bros OpCo Class A common units	27,235	—	(1,844)	—	(18,737)	—	(6,653)	—	—	—	—	—	—
Effect of exchanges of Dutch Bros OpCo Class A common units		—	—	—	—	—	—	—	69,708	—	—	(69,708)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	8,448	—	—	—	8,448
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Balance, June 30, 2024	113,817	$1	35,227	$—	5,142	$—	—	$—	$504,657	$1,072	$3,410	$220,672	$729,812

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	19,002	19,369	38,371
Unrealized gain on derivative securities, effective portion, net of income tax expense of $64	—	—	—	—	—	—	—	—	(328)	528	—	259	459
Equity-based compensation expense	—	—	—	—	—	—	—	—	2,964	—	—	2,295	5,259
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	65	—	—	—	—	—	—	—	1,867	—	—	(2,742)	(875)
Issuance of Class A common stock, and surrender and cancellation of Class B, C , and D common stock, pursuant to secondary offerings following exchange of Dutch Bros OpCo Class A common units	43,794	—	(2,402)	—	(30,722)	—	(10,669)	—	—	—	—	—	—
Effect of exchanges of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	110,085	—	—	(110,085)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	10,678	—	—	—	10,678
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Balance, June 30, 2024	113,817	$1	35,227	$—	5,142	$—	—	$—	$504,657	$1,072	$3,410	$220,672	$729,812

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended June 30, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, March 31, 2023	45,666	$1	64,699	$1	41,056	$—	12,411	$—	$148,873	$590	$(21,152)	$120,390	$248,703
Net income	—	—	—	—	—	—	—	—	—	—	2,752	6,959	9,711
Unrealized gain on derivative securities, effective portion, net of income tax expense of $105	—	—	—	—	—	—	—	—	(1)	315	—	783	1,097
Equity-based compensation	—	—	—	—	—	—	—	—	3,545	—	—	6,604	10,149
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	8	—	—	—	—	—	—	—	—	—	—		—
Tax impact of other equity-based compensation transactions	—	—	—	—	—	—	—	—	415	—	—	—	415
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	68	—	—	(68)	—
Balance, June 30, 2023	45,674	$1	64,699	$1	41,056	$—	12,411	$—	$152,900	$905	$(18,400)	$134,668	$270,075
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,090)	1,410	320
Unrealized gain on derivative securities, effective portion, net of income tax expense of $25	—	—	—	—	—	—	—	—	(19)	92	—	182	255
Equity-based compensation	—	—	—	—	—	—	—	—	6,745	—	—	12,574	19,319
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	130	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Tax impact of other equity-based compensation transactions	—	—	—	—	—	—	—	—	100	—	—	—	100
Effect of exchange of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	1,122	—	—	(1,122)	—
Balance, June 30, 2023	45,674	$1	64,699	$1	41,056	$—	12,411	$—	$152,900	$905	$(18,400)	$134,668	$270,075
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands; unaudited)	2024	2023
Cash flows from operating activities:
Net income	$38,371	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,603	31,295
Non-cash interest expense	556	363
Gain on disposal of assets	(765)	(224)
Equity-based compensation	5,259	19,319
Deferred income taxes	11,686	4,064
Remeasurement gain on TRAs	(5,687)	(2,155)
Non-cash operating lease cost	7,085	5,487
Changes in operating assets and liabilities:
Accounts receivable, net	(3,214)	2,587
Inventories, net	302	(8,379)
Prepaid expenses and other current assets	1,079	(2,885)
Other long-term assets	(138)	(933)
Accounts payable	4,854	2,587
Accrued compensation and benefits	437	562
Other accrued liabilities	1,264	2,505
Other current liabilities	(550)	(488)
Deferred revenue	1,495	(3,198)
Operating lease liabilities	(4,908)	(4,984)
Net cash provided by operating activities	100,729	45,843
Cash flows from investing activities:
Purchases of property and equipment	(121,910)	(102,307)
Proceeds from disposal of fixed assets	8,670	249
Net cash used in investing activities	(113,240)	(102,058)
Cash flows from financing activities:
Proceeds from line of credit	—	70,000
Payments on finance lease liabilities	(4,493)	(7,049)
Proceeds from long-term debt	150,000	—
Payments on long-term debt	(4,744)	(1,301)
Tax withholding payments upon vesting of equity awards	(875)	(1,896)
Net cash provided by financing activities	139,888	59,754
Net increase in cash and cash equivalents	127,377	3,539
Cash and cash equivalents, beginning of period	133,545	20,178
Cash and cash equivalents, end of period	$260,922	$23,717
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands; unaudited)	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$18,777	$17,310
Income taxes paid, net of refunds	775	1,305
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	17,421	13,013
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of June 30, 2024, there were 912 shops in operation in 18 U.S. states, of which 612 were company-operated and 300 were franchised.
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
As of June 30, 2024, Dutch Bros Inc. held 100.0% of the voting interest and 64.2% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 35.8% of the economic interest of Dutch Bros OpCo.
On May 16, 2024, pursuant to a share surrender agreement, dated May 16, 2024, among the Company, Dutch Bros OpCo, and our Co-Founder, our Co-Founder surrendered 23 million shares of Class B common stock, and the shares were cancelled by the Company. The surrender and cancellation of these shares had no impact on the economic interest in Dutch Bros OpCo held by our Co-Founder.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the Company’s 2023 Form 10-K and as updated by this Form 10-Q.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
Significant Accounting Policies Updates
There have been no material updates to the Company’s significant accounting policies during the six months ended June 30, 2024 from those previously reported in the Company’s 2023 Form 10-K.
Dutch Bros Inc.| Form 10-Q | 14

Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments are effective for public business entities' annual periods beginning after December 15, 2024, and should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income tax disclosures, and expects to provide additional detail and disclosures under the new guidance.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Public entities should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has completed its initial analysis and identified significant segment expenses primarily related to the Company’s cost of sales for disclosure commencing with the 2024 Form 10-K. Based on the Company’s initial analysis, the new standard is not expected to have a material impact on its consolidated financial statements; however, the Company expects to provide additional detail and disclosures under the new guidance.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Company-operated shops	$295,268	$220,952	$543,353	$394,116
Franchising	28,080	27,524	53,851	50,169
Other	1,570	1,403	2,813	2,861
Total revenues	$324,918	$249,879	$600,017	$447,146
Dutch Bros Inc.| Form 10-Q | 15

Deferred Revenue
Deferred revenue activity related to the Company’s gift card and loyalty programs was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Beginning balance	$34,616	$26,904
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	194,898	167,556
Revenue recognized - gift card, loyalty app, loyalty rewards redemptions, and breakage	(193,569)	(168,598)
Ending balance	35,945	25,862
Less: current portion	(30,985)	(21,875)
Deferred revenue, net of current portion, gift card and loyalty programs	$4,960	$3,987
Deferred revenue also includes initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Total deferred revenue, excluding gift card and loyalty programs	$2,575	$2,409
Less: current portion	(420)	(412)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$2,155	$1,997
Revenue recognized during the three and six months ended June 30, 2024 and 2023 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gift card redemptions [1]	$1,083	$953	$5,100	$4,189
Earned franchise fees	111	114	224	228
_____________________
1     Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Future recognition of initial unearned franchise fees as of June 30, 2024 is as follows:

(in thousands)
Remainder of 2024	$216
2025	394
2026	352
2027	307
2028	258
Thereafter	1,048
Total	$2,575
Dutch Bros Inc.| Form 10-Q | 16

NOTE 4 — Organization Realignment and Restructuring
On January 29, 2024, the Company’s Board of Directors approved an organizational realignment and restructuring plan to expand the Company’s support operations at its Phoenix, Arizona office. As part of this large-scale initiative, the Company will relocate certain of its support center staff from the Grants Pass, Oregon headquarters to the Phoenix office, and anticipates that by January 1, 2025, approximately 40% of the Company’s total support operations staff will be located in Phoenix, Arizona. All affected employees were either offered an opportunity to continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by February 9, 2024. The Company expects to incur total aggregate charges of approximately $21 million to $25 million related to this initiative, consisting of (i) approximately $16 million to $20 million in employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) approximately $5 million in other charges, including consulting fees and costs and duplicate rent. Substantially all of the estimated charges are expected to result in current and future cash expenditures.
The Company records severance related to this initiative as a one-time termination benefit and recognizes the expense ratably over the employees’ required future service period.
For any lease terminations that may occur, the Company would write off the right-of-use assets and lease liabilities, including any applicable penalties, as of the date the parties to the lease agree to its termination. For any lease abandonments, the Company would reassess the right-of-use assets’ useful lives as of the date the Company decides to abandon the lease and would recognize accelerated amortization over the period from the decision date to the date the Company expects to cease use of the asset. Any lease liabilities related to abandoned leases would continue to be amortized over the original lease term until and unless the terms of the lease are modified.
All other costs, including other employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred.
During the three and six months ended June 30, 2024, the Company recorded restructuring charges for employee-related and other costs of $6.7 million and $9.3 million, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations related to relocation costs, one-time termination benefits, and duplicate rent as follows:

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Relocation and travel costs	$5,064	$7,493
One-time termination benefits	1,600	1,796
Total employee-related costs	6,664	9,289
Duplicate rent	30	30
Total other costs	30	30
Total restructuring costs incurred	$6,694	$9,319
Dutch Bros Inc.| Form 10-Q | 17

As of June 30, 2024, the accruals for corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the condensed consolidated balance sheet and totaled approximately $2.6 million. The following table summarizes the activity for the restructuring liability during the six months ended June 30, 2024:

(in thousands)	Liability, December 31, 2023	Charges	Cash Payments	Liability, June 30, 2024
Relocation and travel costs	$—	$7,493	$(6,474)	$1,019
One-time termination benefits	—	1,796	(228)	1,568
Total employee-related costs	—	9,289	(6,702)	2,587
Duplicate rent	—	30	(30)	—
Total other costs	—	30	(30)	—
Totals	$—	$9,319	$(6,732)	$2,587
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$25,073	$28,523
Finished goods	21,578	18,430
Total inventories	$46,651	$46,953
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			June 30, 2024	December 31, 2023
Software	3			$10,036	$7,212
Equipment and fixtures	3	—	7	188,524	157,352
Leasehold improvements	5	—	15	48,634	42,441
Buildings	10	—	20	359,465	269,186
Land	N/A			7,781	7,338
Aircraft [1]	N/A			27	9,195
Construction-in-progress [2]	N/A			157,186	166,054
Property and equipment, gross				771,653	658,778
Less: accumulated depreciation				(144,153)	(116,338)
Property and equipment, net				$627,500	$542,440
_______________
1    Airplane sold to Company’s Co-Founder in June 2024. See NOTE 16 — Related Party Transactions for additional information.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Dutch Bros Inc.| Form 10-Q | 18

Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$15,105	$10,136	$29,023	$19,246
Selling, general and administrative expenses	220	415	468	827
Total depreciation expense	$15,325	$10,551	$29,491	$20,073
NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	June 30, 2024	December 31, 2023
Reacquired franchise rights	3.06	$27,049	$27,049
Less: accumulated amortization		(23,086)	(21,634)
Intangibles, net		$3,963	$5,415
Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$652	$858	$1,452	$1,769
Dutch Bros Inc.| Form 10-Q | 19

NOTE 8 — Leases
A summary of finance and operating lease right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023 is as follows:

(in thousands)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$380,999	$382,734
Operating leases	Operating lease right-of-use assets, net	282,838	199,673
Total right-of-use assets		$663,837	$582,407

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$11,927	$9,482
	Finance lease liabilities, net of current portion	370,412	367,775

Operating leases	Current portion of operating lease liabilities	2,483	10,239
	Operating lease liabilities, net of current portion	282,873	191,419
Total lease liabilities		$667,695	$578,915
During the three months ended June 30, 2024, the Company’s operating lease right-of-use assets and lease liabilities included additions of $17.7 million and $17.6 million, respectively, for the new Arizona facility. The Company recorded $5.4 million of tenant improvement allowance related to the new Arizona facility lease. The amount was recorded as a reduction in Operating lease right-of-use assets, net and the current portion of operating lease liability in the condensed consolidated balance sheet as of June 30, 2024, as it is expected to be fully utilized in the next 12 months.
Dutch Bros Inc.| Form 10-Q | 20

The components of lease costs were as follows for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statement of Operation Classification	2024	2023	2024	2023
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$6,358	$5,102	$12,630	$9,443
Amortization of right-of-use assets	Selling, general, and administrative	15	5	30	10
Interest on lease liabilities	Interest expense	5,506	4,134	10,958	7,589
Total finance lease costs		11,879	9,241	23,618	17,042

Operating lease costs
Lease expenses	Cost of sales	6,968	4,674	12,912	9,174
Lease expenses	Selling, general, and administrative	232	12	279	24
Total operating lease costs		7,200	4,686	13,191	9,198

Variable lease costs	Cost of sales	1,565	1,066	3,124	2,444
Total lease costs		$20,644	$14,993	$39,933	$28,684
Supplemental cash flow information related to leases as of June 30, 2024 is as follows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$10,958	$7,589
Operating cash flows from operating leases	11,012	8,696
Financing cash flows from finance leases	4,493	7,049
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	9,575	87,201
Operating leases	89,368	13,495
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
As of June 30, 2024, no amounts were outstanding on the Company’s revolving credit facility, and $349.2 million was available for borrowing, net of a $0.8 million letter of credit, and approximately $240.9 million of principal was outstanding on the term loan facilities. The term loans bear interest at approximately 7.19% as of June 30, 2024, excluding the impact from the Company’s interest rate swap. The Company was in compliance with its financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 22

Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	June 30, 2024	December 31, 2023
Term loans under credit facility	$240,938	$95,625
Finance obligation[1]	3,022	3,022
Unsecured note payable	358	415
Total debt	244,318	99,062
Less: loan origination fees	(1,170)	(1,396)
Less: current portion	(14,182)	(4,491)
Total long-term debt, net of current portion	$228,966	$93,175
_______________
1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$6,309
2025	17,311
2026	32,943
2027	184,733
2028	—
Thereafter	3,022
Total	$244,318
NOTE 10 — Derivative Financial Instruments
The Company has a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. The interest rate swap has a notional amount of $70 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of June 30, 2024, the one-month adjusted term SOFR was 5.34%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of June 30, 2024, the Company expects to reclassify a gain of approximately $1.5 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-Q | 23

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in the Company’s consolidated financial statements was as follows:

(in thousands)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$1,513	$1,371
	Other long-term assets	1,218	837
Total derivative instrument designated as cash flow hedge		$2,731	$2,208

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Classification	2024	2023	2024	2023
Derivative instrument designated as cash flow hedge:
Income recognized in other comprehensive income before reclassifications	Statement of Comprehensive Income (Loss)	$562	$1,621	$1,784	$1,050
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statement of Operations - Interest expense, net	(464)	(418)	(933)	(751)
Income tax benefit (expense)	Statement of Operations - Income tax expense	15	(105)	(64)	(25)
NOTE 11 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income tax expense	$3,860	$1,851	$12,632	$4,431
Effective tax rate	14.8%	16.0%	24.8%	93.3%
Dutch Bros Inc.| Form 10-Q | 24

NOTE 12 — Equity-Based Compensation
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2023	1,283	$23.00
Vested	(1,283)	23.00
Balance, June 30, 2024	—	$—
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2023	648	$35.99
New grants	715	29.86
Vested	(94)	44.48
Forfeitures	(90)	33.15
Balance, June 30, 2024	1,179	$31.81
Total release date fair value of vested RSAs and RSUs for the six months ended June 30, 2024 and 2023 are presented below:

(in thousands, except per share amounts)	Six Months Ended June 30, 2024	Weighted-average vest date fair value per share	Six Months Ended June 30, 2023	Weighted-average vest date fair value per share
RSAs	$39,752	$30.99	$36,451	$27.34
RSUs	2,916	30.90	5,907	27.17
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$270	$—	$364	$—
Selling, general, and administrative expenses	3,056	10,149	4,895	19,319
Total stock-based compensation expense	$3,326	$10,149	$5,259	$19,319
Dutch Bros Inc.| Form 10-Q | 25

As of June 30, 2024, total unrecognized stock-based compensation related to unvested stock awards was $26.9 million, which will be recognized as follows:

(in thousands)
Remainder of 2024	$6,766
2025	11,451
2026	7,532
2027	1,103
Total unrecognized stock-based compensation	$26,852
NOTE 13 — Non-Controlling Interests
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Fourth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo provides that holders of Dutch Bros OpCo Class A common units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of its Dutch Bros OpCo Class A common units for newly issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, Dutch Bros Inc. will receive a corresponding number of Dutch Bros OpCo Class A common units, increasing Dutch Bros Inc.’s total ownership in Dutch Bros OpCo. Changes in Dutch Bros Inc.’s ownership in Dutch Bros OpCo, while Dutch Bros Inc. retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Dutch Bros OpCo Class A common units by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
The following table summarizes the ownership interest in Dutch Bros OpCo:

	June 30, 2024
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	113,817	64.2%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	63,369	35.8%
Total Dutch Bros OpCo Class A common units outstanding	177,186	100.0%
Dutch Bros Inc.| Form 10-Q | 26

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dutch Bros Inc.	$11,940	$2,752	$19,002	$(1,090)
Other comprehensive income:
Unrealized gain on derivative securities, effective portion, net of income tax impacts	147	315	528	92
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of equity-based compensation	1,973	3,545	2,964	6,745
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	—	—	1,867	(661)
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	69,708	68	110,085	1,122
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$83,768	$6,680	$134,446	$6,208
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average ownership percentage	42.5%	65.1%	47.7%	65.1%
NOTE 14 — Income (Loss) Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Numerator:
Net income	$22,156	$9,711	$38,371	$320
Less: Net income attributable to non-controlling interests	10,216	6,959	19,369	1,410
Net income (loss) attributable to Dutch Bros Inc.	$11,940	2,752	$19,002	$(1,090)
Dutch Bros Inc.| Form 10-Q | 27

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$11,940	$2,752	$19,002	$(1,090)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	101,965	56,734	92,647	56,699

Basic net income (loss) per share attributable to common stockholders ¹	$0.12	$0.05	$0.21	$(0.02)
_________________
1 Class D common shares included in net income (loss) per share and weighted-average number of shares calculations in 2023 and periods prior to June 2024. As of June 2024, all Class D common shares have been converted to Class A common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed net income (loss) for basic computation	$11,940	$2,752	$19,002	$(1,090)
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	23	30	44	—
Allocation of undistributed net income (loss)	$11,963	$2,782	$19,046	$(1,090)

Denominator:
Number of shares used in basic computation	101,965	56,734	92,647	56,699
Add: weighted-average effect of dilutive securities
RSAs	14	694	22	—
RSUs	377	—	380	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income (loss) per share ¹	102,356	57,428	93,049	56,699
Diluted net income (loss) per share attributable to common stockholders ¹	$0.12	$0.05	$0.20	$(0.02)
_________________
1 Class D common shares included in net income (loss) per share and weighted-average number of shares calculations in 2023 and periods prior to June 2024. As of June 2024, all Class D common shares have been converted to Class A common shares.
Dutch Bros Inc.| Form 10-Q | 28

The following Class A common stock equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
RSAs	—	—	—	1,315
RSUs	87	627	101	627
Total anti-dilutive securities	87	627	101	1,942
NOTE 15 — Commitments and Contingencies
Purchase Obligations
The Company enters into fixed-price and price-to-be fixed green coffee purchase commitments. For both fixed-price and price-to-be fixed purchase commitments, the Company expects to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used for the normal purchases of green coffee and not for speculative purposes. The Company does not enter into futures contracts or other derivative instruments related to its green coffee purchase commitments.
Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of June 30, 2024 and December 31, 2023, the Company had guaranteed approximately $1.3 million and $1.4 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Dutch Bros Inc.| Form 10-Q | 29

Litigation Related to Securities Claims
On March 1, 2023, plaintiff Jerry Peacock filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Dutch Bros Inc. and certain of its executive officers for alleged violations of U.S. federal securities laws. On August 3, 2023, the court appointed a lead plaintiff and re-captioned the case Douglas Rein, Individually and On Behalf of All Others Similarly Situated v. Dutch Bros, Inc. et al. On August 31, 2023, an amended complaint was filed (the Amended Complaint) which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), on behalf of a proposed class consisting of those who acquired Dutch Bros Inc.’s securities between November 10, 2021 and May 11, 2022. The Amended Complaint generally alleges that the defendants made false or misleading statements about the impact of commodity inflation on the Company’s financial results for the first quarter of 2022. The Amended Complaint primarily seeks compensatory damages for all affected members of the purported class. On June 24, 2024, the court granted the defendants’ motion to dismiss the Amended Complaint in its entirety and with prejudice, and the time for the lead plaintiff to file a notice of appeal of the court’s dismissal has elapsed.
In addition, on June 14, 2023, June 30, 2023, and July 18, 2023, respectively, plaintiffs Brennan Hudson, Darren Wakefield, and Amanda Boster each filed a putative stockholder derivative lawsuit in U.S. District Court for the Southern District of New York. The complaints name Dutch Bros Inc. as a nominal defendant and purport to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaints each primarily seek to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged, restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents. On July 27, 2023, the three actions were consolidated, and the consolidated action is now captioned In re Dutch Bros Inc. Derivative Litigation. On September 14, 2023, the court entered an order staying the consolidated action pending the resolution of the motion to dismiss in the above-described putative class action lawsuit and entry of a scheduling order in the consolidated action. On July 8, 2024, defendants provided the court notice of the motion to dismiss ruling in the above-described putative class action lawsuit. On July 30, 2024, the parties filed with the court a stipulation and proposed order to dismiss the case, and on August 7, 2024, the court entered the parties’ proposed order, dismissing the case.
On November 3, 2023, plaintiff David Briggs filed a putative stockholder derivative lawsuit in the Delaware Court of Chancery. The complaint names Dutch Bros Inc. as a nominal defendant and purports to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged, restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents. On July 9, 2024, the parties provided the court notice of the motion to dismiss ruling in the above-described putative class action lawsuit. The parties have until August 21, 2024 to file either a stipulation and proposed order of dismissal or a further status report.
To the extent the putative stockholder derivative lawsuit in the Delaware Court of Chancery is not dismissed, the Company intends to vigorously defend against it. Given the nature of these cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of June 30, 2024, Dutch Bros Inc. recognized $605.0 million of liabilities related to its obligations under the TRAs.
Dutch Bros Inc.| Form 10-Q | 30

NOTE 16 — Related Party Transactions
On June 25, 2024, the Company sold its airplane to the Co-Founder for approximately $8.7 million. The transaction resulted in a gain of approximately $0.8 million, reflected in the “Other income, net” line item of the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
The Company’s donations to the Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which our Co-Founder and the Company’s Vice Chair, Chief Legal Officer, and Chief Administrative Officer serve on the board of directors, and for which the Company’s Vice Chair serves as the President, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Donations to Dutch Bros Foundation	$1,562	$63	$1,625	$126
NOTE 17 — Segment Reporting
Segment information is prepared on the same basis that the Company’s CEO, who is the CODM, manages the segments, evaluates financial results and makes key operating decisions. The Company’s CEO evaluates the financial performance of the Company based on two operating segments: Company-operated shops and Franchising and other. The Company-operated shops segment includes coffee shop sales to customers. The Franchising and other segment includes bean and product sales to franchise partners and includes the initial franchise fees, royalties, and marketing fees.
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
No changes have been made to the Company’s segments during the three and six months ended June 30, 2024. In addition, no customer represented 10% or more of total revenue for the three and six months ended June 30, 2024 and 2023.
Dutch Bros Inc.| Form 10-Q | 31

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Company-operated shops	$295,268	$220,952	$543,353	$394,116
Franchising and other	29,650	28,927	56,664	53,030
Total revenues	324,918	249,879	600,017	447,146
Cost of sales:
Company-operated shops	225,252	168,873	419,032	313,165
Franchising and other	9,385	9,763	18,855	16,994
Total cost of sales	234,637	178,636	437,887	330,159
Segment contribution:
Company-operated shops	91,054	66,878	165,053	108,751
Franchising and other	21,342	20,461	40,181	38,694
Total segment contribution	$112,396	$87,339	$205,234	$147,445
Depreciation and amortization:
Company-operated shops	21,038	14,799	40,732	27,800
Franchising and other	1,077	1,297	2,372	2,658
Total segment depreciation and amortization	22,115	16,096	43,104	30,458
All other ¹	235	420	499	837
Total depreciation and amortization	22,350	16,516	43,603	31,295
Selling, general and administrative	(58,097)	(51,662)	(104,330)	(97,638)
Interest expense, net	(6,997)	(9,058)	(13,390)	(16,944)
Other income, net	829	1,039	6,593	2,346
Income before income taxes	$26,016	$11,562	$51,003	$4,751
__________________
1 All other depreciation and amortization is included in selling, general and administrative expenses and is not part of the segment contribution calculations.
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
As of June 30, 2024, we had 912 company-operated and franchised shops in 18 states, an increase of approximately 21.0% from the same period in the prior year. For the three months ended June 30, 2024, we generated $324.9 million of revenue, $22.2 million of net income, and $0.12 earnings per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 33

Key Highlights
•Opened our 900th shop during the quarter.
•Signed lease for new permanent office campus in Arizona.
•Raised $2.5 million in partnership with the Dutch Bros Foundation for the Muscular Dystrophy Association from our annual Drink One for Dane fundraiser.
Impact of Global Events
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Inflation or a continued economic downturn may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future may have less money available for discretionary purchases and may reduce or stop their purchases of our products.
On a macro level, conditions (including bank failures and other events affecting financial institutions, increased interest rates, and the impacts of the Russia-Ukraine and Israel-Hamas wars) have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
Inflation and Minimum Wage Increases
We continued to experience the effects of legislated minimum wage increases that took effect this year in certain states. We expect these pressures to continue to affect our operating results in the foreseeable future. For example, California’s minimum wage increased to $20 per hour effective April 2024 for covered employees in our industry. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing costs and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.

Dutch Bros Inc.| Form 10-Q | 34

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024	2023
REVENUES
Company-operated shops	$295,268	$220,952	$543,353	$394,116
Franchising and other	29,650	28,927	56,664	53,030
Total revenues	324,918	249,879	600,017	447,146

COSTS AND EXPENSES
Cost of sales	234,637	178,636	437,887	330,159
Selling, general and administrative	58,097	51,662	104,330	97,638
Total costs and expenses	292,734	230,298	542,217	427,797

INCOME FROM OPERATIONS	32,184	19,581	57,800	19,349

OTHER EXPENSE
Interest expense, net	(6,997)	(9,058)	(13,390)	(16,944)
Other income, net	829	1,039	6,593	2,346
Total other expense	(6,168)	(8,019)	(6,797)	(14,598)

INCOME BEFORE INCOME TAXES	26,016	11,562	51,003	4,751
Income tax expense	3,860	1,851	12,632	4,431
NET INCOME	22,156	9,711	38,371	320
Less: Net income attributable to non-controlling interests	10,216	6,959	19,369	1,410
NET INCOME (LOSS) ATTRIBUTABLE TO DUTCH BROS INC.	$11,940	$2,752	$19,002	$(1,090)
Dutch Bros Inc.| Form 10-Q | 35

Segment Financials

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024	2023
Revenues:
Company-operated shops	$295,268	$220,952	$543,353	$394,116
Franchising and other	29,650	28,927	56,664	53,030
Total revenues	324,918	249,879	600,017	447,146
Cost of sales:
Company-operated shops	225,252	168,873	419,032	313,165
Franchising and other	9,385	9,763	18,855	16,994
Total cost of sales	234,637	178,636	437,887	330,159
Segment gross profit:
Company-operated shops	70,016	52,079	124,321	80,951
Franchising and other	20,265	19,164	37,809	36,036
Total gross profit	90,281	71,243	162,130	116,987
Depreciation and amortization:
Company-operated shops	$21,038	$14,799	40,732	27,800
Franchising and other	1,077	1,297	2,372	2,658
All other ¹	235	420	499	837
Total depreciation and amortization	$22,350	$16,516	$43,603	$31,295
Segment contribution:
Company-operated shops	91,054	66,878	165,053	108,751
Franchising and other	21,342	20,461	40,181	38,694
Total segment contribution	$112,396	$87,339	$205,234	$147,445
Selling, general and administrative	(58,097)	(51,662)	(104,330)	(97,638)
Interest expense, net	(6,997)	(9,058)	(13,390)	(16,944)
Other income, net	829	1,039	6,593	2,346
Income before income taxes	$26,016	$11,562	$51,003	$4,751
__________________
1 All other depreciation and amortization is included in selling, general and administrative expenses and is not part of the segment contribution calculations.
Dutch Bros Inc.| Form 10-Q | 36

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shop count data; unaudited)	2024	2023	2024	2023
Shop count, beginning of period
Company-operated	582	438	542	396
Franchised	294	278	289	275
Total shop count	876	716	831	671
Company-operated new openings	30	35	70	77
Franchised new openings	6	3	11	6
Shop count, end of period
Company-operated	612	473	612	473
Franchised	300	281	300	281
Total shop count	912	754	912	754

Systemwide AUV [1]	N/A	N/A	$2,005	$1,928
Company-operated shops AUV [1]	N/A	N/A	$1,923	$1,880

Systemwide same shop sales [2,3]	4.1%	3.8%	6.8%	1.1%
Company-operated same shop sales [2]	5.2%	1.6%	7.8%	(0.8)%

Systemwide sales [3]	$466,432	$375,216	$863,985	$677,998
Company-operated operating weeks [4]	7,709	5,854	14,983	11,176
Franchising and other operating weeks [4]	3,842	3,632	7,621	7,178

Dutch Rewards transactions as a percentage of total transactions [5]	66.7%	64.6%	66.6%	64.8%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	295,268	100.0	220,952	100.0	543,353	100.0	394,116	100.0
Company-operated shop gross profit	70,016	23.7	52,079	23.6	124,321	22.9	80,951	20.5
Company-operated shop contribution [6]	91,054	30.8	66,878	30.3	165,053	30.4	108,751	27.6
Selling, general, and administrative expenses	58,097	17.9	51,662	20.7	104,330	17.4	97,638	21.8
Adjusted selling, general, and administrative expenses [6]	47,584	14.6	38,918	15.6	88,053	14.7	75,157	16.8
Net income	22,156	6.8	9,711	3.9	38,371	6.4	320	0.1
Adjusted EBITDA [6]	65,159	20.1	48,599	19.4	117,699	19.6	72,479	16.2
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
2    Same shop sales reflect the change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2024	2023	2024	2023
Systemwide shop base	671	538	641	503
Company-operated shop base	396	276	370	246
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
4    Company-operated and franchise shop operating weeks are calculated based on the number of operating days for the shop base and dividing by 7. Our shop base is defined as shops opened as of the period end date. The operating weeks calculations reflect re-acquired franchises through 2022. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
5    Dutch Rewards is our digitally based rewards program available exclusively through the Dutch Rewards app. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards app and future promotional plans.
6    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 38

Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	295,268	100.0	220,952	100.0	543,353	100.0	394,116	100.0

Beverage, food, and packaging costs	75,147	25.5	59,433	26.8	138,863	25.5	108,385	27.6
Labor costs	80,236	27.2	58,735	26.6	145,663	26.8	107,284	27.2
Occupancy and other costs	44,277	15.0	32,642	14.8	85,773	15.8	63,201	16.0
Pre-opening costs	4,554	1.5	3,264	1.5	8,001	1.5	6,495	1.6
Depreciation and amortization	21,038	7.1	14,799	6.7	40,732	7.5	27,800	7.1
Company-operated shop costs and expenses	225,252	76.3	168,873	76.4	419,032	77.1	313,165	79.5
Company-operated shop gross profit	70,016	23.7	52,079	23.6	124,321	22.9	80,951	20.5
Company-operated shop contribution [1]	91,054	30.8	66,878	30.3	165,053	30.4	108,751	27.6
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Company-operated shop revenues	$295,268	$220,952	$74,316	33.6%	$543,353	$394,116	$149,237	37.9%
Three Months Ended June 30, 2024 v. 2023
The company-operated shop revenue increase was driven by the following:
+    $66.6 million from company-operated shops not yet in the comparable shop base.
+    $7.7 million from increase in same shop sales in the comparable shop base.
Six Months Ended June 30, 2024 v. 2023
The company-operated shop revenue increase was primarily driven by the following:
+    $124.5 million from company-operated shops not yet in the comparable shop base.
+    $24.7 million from an increase in same shop sales in the comparable shop base.
Dutch Bros Inc.| Form 10-Q | 39

_________________
1    The comparable same shop bases were 396 and 276 for the three months ended June 30, 2024 and 2023, respectively, and 370 and 246 for the six months ended June 30, 2024 and 2023, respectively. The comparable same shop bases include mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Beverage, food and packaging costs	$75,147	$59,433	$15,714	26.4%	$138,863	$108,385	$30,478	28.1%
As a percentage of company-operated shop revenues	25.5%	26.8%	N/A	(130) bps	25.5%	27.6%	N/A	(210) bps
Three Months Ended June 30, 2024 v. 2023
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$16,767	—
Volume	(849)	—
Pricing impacts ¹	—	(150)
Other	(204)	20
Total change	$15,714	(130)
_________________
1    Unless otherwise noted, pricing impacts in this table and the tables below are on the comparable shop base only.
Six Months Ended June 30, 2024 v. 2023
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$31,900	(10)
Volume	(46)	—
Pricing impacts	—	(150)
Other	(1,376)	(50)
Total change	$30,478	(210)
Dutch Bros Inc.| Form 10-Q | 40

Labor Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Labor costs	$80,236	$58,735	$21,501	36.6%	$145,663	$107,284	$38,379	35.8%
As a percentage of company-operated shop revenues	27.2%	26.6%	N/A	60 bps	26.8%	27.2%	N/A	(40) bps
Three Months Ended June 30, 2024 v. 2023
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$17,466	30
Wage inflation	7,354	250
Volume	(669)	10
Pricing impacts	—	(150)
Staffing management and other	(2,650)	(80)
Total change	$21,501	60
Six Months Ended June 30, 2024 v. 2023
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$31,552	(10)
Wage inflation	10,195	190
Volume	(35)	—
Pricing impacts	—	(150)
Staffing management and other	(3,333)	(70)
Total change	$38,379	(40)
Occupancy and Other Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Occupancy and other costs	$44,277	$32,642	$11,635	35.6%	$85,773	$63,201	$22,572	35.7%
As a percentage of company-operated shop revenues	15.0%	14.8%	N/A	20 bps	15.8%	16.0%	N/A	(20) bps
Dutch Bros Inc.| Form 10-Q | 41

Three Months Ended June 30, 2024 v. 2023
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$10,155	20
Pricing impacts	621	(60)
Volume	(226)	10
Other	1,085	50
Total change	$11,635	20
Six Months Ended June 30, 2024 v. 2023
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$19,731	10
Pricing impacts	1,118	(60)
Volume	(12)	—
Other	1,735	30
Total change	$22,572	(20)
Pre-opening Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except shop data; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Pre-opening costs	$4,554	$3,264	$1,290	39.5%	$8,001	$6,495	$1,506	23.2%
As a percentage of company-operated shop revenues	1.5%	1.5%	N/A	— bps	1.5%	1.6%	N/A	(10) bps
New company-operated shops opened	30	35	(5)	(14.3)%	70	77	(7)	(9.1)%
Pre-opening costs per new company-operated shop	$152	$93	$59	63.4%	$114	$84	$30	35.7%
Three and Six Months Ended June 30, 2024 v. 2023
The increase in pre-opening costs was primarily driven by opening a lower proportion of shops in existing markets, including increased travel for setup and training teams and lease expense related to unopened shops, in the three and six months ended June 30, 2024 as compared to the same period in 2023.
Dutch Bros Inc.| Form 10-Q | 42

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Depreciation and amortization	$21,038	$14,799	$6,239	42.2%	$40,732	$27,800	$12,932	46.5%
As a percentage of company-operated shop revenues	7.1%	6.7%	N/A	40bps	7.5%	7.1%	N/A	40 bps
Three and Six Months Ended June 30, 2024 v. 2023
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2024 and 2023.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Company-operated shop gross profit	$70,016	$52,079	$17,937	34.4%	$124,321	$80,951	$43,370	53.6%
As a percentage of company-operated shop revenues	23.7%	23.6%	N/A	10bps	22.9%	20.5%	N/A	240 bps
Company-operated shop contribution [1]	$91,054	$66,878	$24,176	36.1%	$165,053	$108,751	$56,302	51.8%
As a percentage of company-operated shop revenues	30.8%	30.3%	N/A	50bps	30.4%	27.6%	N/A	280 bps
_______________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three Months Ended June 30, 2024 v. 2023
The company-operated shop gross profit for the year-over-year comparison, presented in basis points (as a percentage of current year company-operated shop revenues), was driven by the following:

(unaudited)	BPS
Pricing impacts	360
Labor costs	(160)
New shop related items (including pricing impacts)	(50)
Volume	(20)
Other	(80)
Depreciation and amortization	(40)
Total change in Company-operated shop gross profit	10
Dutch Bros Inc.| Form 10-Q | 43

Six Months Ended June 30, 2024 v. 2023
The company-operated shop gross profit for the year-over-year comparison, presented in basis points (as a percentage of current year company-operated shop revenues), was driven by the following:

(unaudited)	BPS
Pricing impacts	380
Labor costs	(120)
New shop related items (including pricing impacts)	10
Other	10
Depreciation and amortization	(40)
Total change in Company-operated shop gross profit	240
Franchising and Other Segment Performance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Franchising and other revenue	$29,650	$28,927	$723	2.5%	$56,664	$53,030	$3,634	6.9%
Franchising and other gross profit	$20,265	$19,164	$1,101	5.7%	$37,809	$36,036	$1,773	4.9%
As a percentage of franchising and other revenue	68.3%	66.2%	N/A	210bps	66.7%	68.0%	N/A	(130) bps
Three Months Ended June 30, 2024 v. 2023
The franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $1.1 million from shop weeks, driven by shop openings during the period.
+    $0.5 million from same shop sales.
-    $0.5 million primarily from products sold to franchisees, net of costs and adjustments.
Six Months Ended June 30, 2024 v. 2023
The franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $2.2 million from shop weeks, driven by shop openings during the period.
+    $1.9 million from same shop sales.
-    $2.4 million primarily from products sold to franchisees, net of costs and adjustments.
Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Selling, General and Administrative	$58,097	$51,662	$6,435	12.5%	$104,330	$97,638	$6,692	6.9%
As a percentage of total revenues	17.9%	20.7%	N/A	N/M	17.4%	21.8%	N/A	N/M
Dutch Bros Inc.| Form 10-Q | 44

Three Months Ended June 30, 2024 v. 2023
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year total revenues), were driven by the following:
+    $8.3 million from investments in human capital, processes, and systems to support our revenue growth.
+    $6.7 million or 210 bps from organization realignment and restructuring costs.
+    $0.5 million or 20 bps from expenses related to equity offerings.
-    $7.1 million or 220 bps from lower equity-based compensation charges.
-    $2.0 million or 60 bps from lower expense for certain legal disputes.
The summation of the dollar impacts of the latter four items above would have decreased selling, general and administrative expenses by 50 bps to be 20.2% of revenue. However, leverage from revenue growth reduces that percentage by 230 bps to be 17.9% of revenue.
Six Months Ended June 30, 2024 v. 2023
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year total revenues), were driven by the following:
+    $12.3 million from investments in human capital, processes, and systems to support our revenue growth.
+    $9.3 million or 160 bps from organization realignment and restructuring costs.
+    $1.5 million or 20 bps from expenses related to equity offerings.
-    $14.4 million or 240 bps from lower equity-based compensation charges.
-    $2.0 million or 30 bps from lower expense for certain legal disputes.
The summation of the impact of the latter four items above would have decreased selling, general and administrative expenses by 90 bps to be 20.9% of revenue. However, leverage from revenue growth reduced that percentage by 350 bps to be 17.4% of revenue.
Other Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Interest expense on finance leases	$(5,506)	$(4,134)	$(1,372)	33.2%	$(10,958)	$(7,589)	$(3,369)	44.4%
Other interest expense, net	(1,491)	(4,924)	3,433	(69.7)%	(2,432)	(9,355)	6,923	(74.0)%
Interest expense, net	$(6,997)	$(9,058)	$2,061	(22.8)%	$(13,390)	$(16,944)	$3,554	(21.0)%
Other income, net	829	1,039	(210)	(20.2)%	6,593	2,346	4,247	181.0%
Total other expense	$(6,168)	$(8,019)	$1,851	(23.1)%	$(6,797)	$(14,598)	$7,801	(53.4)%
Dutch Bros Inc.| Form 10-Q | 45

Three Months Ended June 30, 2024 v. 2023
The decrease in interest expense, net was primarily driven by interest income on cash invested in money market funds, partially offset by additional finance leases for new shop builds.
The decrease in other income, net was primarily driven by remeasurement gains in the prior period related to the TRAs liability compared to none in the current period, partially offset by gain on sale of the Company airplane to our Co-Founder.
Six Months Ended June 30, 2024 v. 2023
The decrease in interest expense, net was primarily driven by interest income on cash invested in money market funds, partially offset by additional finance leases for new shop builds.
The increase in other income, net was primarily driven by higher remeasurement gains in the current period related to the TRAs liability.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Income tax expense	$3,860	$1,851	$2,009	108.5%	$12,632	$4,431	$8,201	185.1%
Effective tax rate	14.8%	16.0%	N/A	N/M	24.8%	93.3%	N/A	N/M
Three Months Ended June 30, 2024 v. 2023
The increase in tax expense was primarily driven by increased current year pre-tax income.
Six Months Ended June 30, 2024 v. 2023
The increase in tax expense was primarily driven by changes in state earnings mix, and its impact on deferred taxes.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $260.9 million and $133.5 million as of June 30, 2024 and December 31, 2023, respectively.
For the six months ended June 30, 2024, our principal sources of liquidity were cash flows from our delayed draw term loan facility and operations. Our principal uses of liquidity for the six months ended June 30, 2024 were to fund our new shop builds and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Net cash provided by operating activities	$100,729	$45,843	$54,886
Net cash used in investing activities	(113,240)	(102,058)	(11,182)
Net cash provided by financing activities	139,888	59,754	80,134
Net increase in cash and cash equivalents	$127,377	$3,539	$123,838
Cash and cash equivalents at beginning of period	133,545	20,178	113,367
Cash and cash equivalents at end of period	$260,922	$23,717	$237,205
Dutch Bros Inc.| Form 10-Q | 46

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
As of June 30, 2024, cash requirements for the following items have materially changed from our Annual Report on Form 10-K for the year ended December 31, 2023:
•Operating lease liabilities — increased approximately $158 million from newly commenced leases.
•Debt obligations — increased approximately $145 million on a net basis primarily due to the proceeds from the delayed draw term loan under our 2022 Credit Facility.
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
Dutch Bros Inc.| Form 10-Q | 47

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
Dutch Bros Inc.| Form 10-Q | 48

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
EBITDA, Adjusted EBITDA (in dollars and as a percentage of revenue)
EBITDA — definition and/or calculation
Net income before interest expense (net of interest income), income tax expense, and depreciation and amortization expense.
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA (as defined above), excluding equity-based compensation, expenses associated with equity offerings, executive transitions, (gain) loss on the remeasurement of the liability related to the TRAs, legal proceedings, sale of aircraft, and organization realignment and restructuring costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation expense, expenses associated with equity offerings, executive transitions, legal proceedings, and organization realignment and restructuring costs.
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
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, including RSAs and RSUs, in Dutch Bros Inc. to certain eligible employees.
Dutch Bros Inc.| Form 10-Q | 49

Expenses associated with equity offerings
Costs incurred as a result of our equity offerings, including secondary offerings by our Sponsor. These costs include, but are not limited to, legal fees, consulting fees, tax fees, and accounting fees.
Executive transitions
Employee severance and related benefit costs, as well as sign-on bonus(es) for several executive-level transitions occurring in 2022 and 2023, and amortized through the first quarter of 2024.
TRAs remeasurements
(Gain) loss impacts related to adjustments of our TRAs liabilities.
Legal proceedings
Loss accrual related to certain legal disputes.
Sale of aircraft
Gain impact related to the sale of the Company airplane to our Co-Founder.
Organization realignment and restructuring
Fees and costs, including consulting, employee-related and other costs, in connection with our comprehensive initiative to develop and implement a long-term strategy involving changes to our organizational structure to support our growth, and the resulting realignment activities that have occurred in 2023 and 2024, and are expected to continue for at least the next year. Given this strategic initiative's magnitude and scope, the Company does not expect such costs will recur in the foreseeable future. The Company does not consider such costs reflective of the ongoing costs necessary to operate its business.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	70,016	23.7	52,079	23.6	124,321	22.9	80,951	20.5
Depreciation and amortization	21,038	7.1	14,799	6.7	40,732	7.5	27,800	7.1
Company-operated shop contribution	91,054	30.8	66,878	30.3	165,053	30.4	108,751	27.6
Dutch Bros Inc.| Form 10-Q | 50

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income	22,156	6.8	9,711	3.9	38,371	6.4	320	0.1
Depreciation and amortization	22,350	6.9	16,516	6.7	43,603	7.3	31,295	7.0
Interest expense, net	6,997	2.2	9,058	3.6	13,390	2.2	16,944	3.8
Income tax expense	3,860	1.1	1,851	0.7	12,632	2.1	4,431	1.0
EBITDA	55,363	17.0	37,136	14.9	107,996	18.0	52,990	11.9
Equity-based compensation	3,326	1.0	10,149	4.1	5,259	0.9	19,319	4.3
Expenses associated with equity offerings	528	0.2	—	—	1,489	0.2	—	—
Executive transitions	—	—	225	0.1	75	—	375	0.1
TRAs remeasurement	—	—	(861)	(0.5)	(5,687)	(0.9)	(2,155)	(0.5)
Legal proceedings	—	—	1,950	0.8	—	—	1,950	0.4
Sale of aircraft	(752)	(0.2)	—	—	(752)	(0.1)	—	—
Organization realignment and restructuring:
Employee-related costs	6,664	2.1	—	—	9,289	1.5	—	—
Other costs	30	—	—	—	30	—	—	—
Total organization realignment and restructuring	6,694	2.1	—	—	9,319	1.5	—	—
Adjusted EBITDA	65,159	20.1	48,599	19.4	117,699	19.6	72,479	16.2

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative	58,097	17.9	51,662	20.7	104,330	17.4	97,638	21.8
Depreciation and amortization	(235)	(0.1)	(420)	(0.1)	(499)	(0.1)	(837)	(0.2)
Equity-based compensation	(3,056)	(0.9)	(10,149)	(4.1)	(4,895)	(0.9)	(19,319)	(4.3)
Expenses associated with equity offerings	(528)	(0.2)	—	—	(1,489)	(0.2)	—	—
Executives transition	—	—	(225)	(0.1)	(75)	—	(375)	(0.1)
Legal proceedings	—	—	(1,950)	(0.8)	—	—	(1,950)	(0.4)
Organization realignment and restructuring:
Employee-related costs	(6,664)	(2.1)	—	—	(9,289)	(1.5)	—	—
Other costs	(30)	—	—	—	(30)	—	—	—
Total organization realignment and restructuring	(6,694)	(2.1)	—	—	(9,319)	(1.5)	—	—
Adjusted selling, general and administrative	47,584	14.6	38,918	15.6	88,053	14.7	75,157	16.8
Dutch Bros Inc.| Form 10-Q | 51

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation by increasing our menu prices over the past year, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, cocoa, and packaging commodities pricing, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of June 30, 2024, we employed approximately 17,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of June 30, 2024, we had no revolving loans outstanding, and $240.9 million was outstanding on our term loan facilities. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of June 30, 2024 would result in an increase in our annual interest expense of approximately $2.4 million, excluding any potential impacts of interest rate swaps.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supply costs, energy costs, labor costs, and construction costs of company-operated shops. Increases in the minimum wage requirements directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the total cost to build our shops is impacted by inflation. Specifically, increases in sitework and permitting, construction materials, labor, and equipment may increase our overall development costs and capital expenditures, and potentially result in higher rent expenses for new shops. We continue to encounter current commodity inflation, known or pending legislation that will increase minimum wages in certain states, and labor market forces that at times may cause us to increase wages in order to adequately staff our shops. We expect these to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset these pressures. Price increases and other inflationary pressures may lead to decreases in consumer demand.
Dutch Bros Inc.| Form 10-Q | 52

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 53

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
Dutch Bros Inc.| Form 10-Q | 54

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
•Our Co-Founder continues to have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
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
Dutch Bros Inc.| Form 10-Q | 55

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
Dutch Bros Inc.| Form 10-Q | 56

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
Dutch Bros Inc.| Form 10-Q | 57

*Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of June 30, 2024, Dutch Bros had 912 shops across 18 states, of which 612 were company-operated and 300 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the six months ended June 30, 2024, we opened 70 new company-operated shops, across 14 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-Q | 58

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
Dutch Bros Inc.| Form 10-Q | 59

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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls, and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and customer demand. Additionally, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. In January 2024, we announced shifting approximately 40% of our total support staff to our Phoenix, Arizona office by January 1, 2025. In connection with our reorganization, we experienced increased turnover of employees unable or unwilling to relocate to Arizona and may see further increased turnover in our support functions, which could potentially lead to inefficiencies, such as operational delays or disruptions and increased labor costs. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls, and to locate, hire, train, and retain management and broistas, particularly in new markets which may require significant capital expenditures.
Dutch Bros Inc.| Form 10-Q | 60

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
Dutch Bros Inc.| Form 10-Q | 61

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
As of June 30, 2024, approximately 33% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Dutch Bros Inc.| Form 10-Q | 62

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
While we are responsible for ensuring the success of our entire system of shops and for taking a longer-term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. Our franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our shops, which could harm our business even if we have a successful outcome in the dispute.
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
As of June 30, 2024, our company-operated and franchised shops in the Western United States represent approximately 70% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory, or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operational, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
Dutch Bros Inc.| Form 10-Q | 63

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
Additionally, most of our beverages and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 27% of our systemwide net sales in the six months ended June 30, 2024. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
We have experienced disruptions in our supply chain for certain products including cups, canning supplies, lids, espresso machines and restaurant equipment parts, and certain building materials and supplies. While we have, to this point, been able to find acceptable replacements or substitutes or prepurchase certain materials or items, this may not always be possible, especially if supply chains continue to suffer disruptions for extended periods of time. If we are unable to source critical or proprietary supplies, find acceptable replacements or substitutes, or adapt our construction strategies effectively, we may be unable to sustain our growth, and it may negatively affect our business and profitability. Finding acceptable replacements or substitutes may require trial and error that could cause losses or delays. If construction and building materials are not of the quality or durability we typically require, this may lead to increased maintenance costs or even business interruption for necessary repairs or replacements in the future. If we are unable to locate sufficient building or construction materials, or to successfully scale our construction and new shop opening operations, we may not be able to achieve our stated growth objectives.
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
Dutch Bros Inc.| Form 10-Q | 64

The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly in 2022, and has remained elevated, including during the six months ended June 30, 2024. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, in 2022, there were material increases in dairy costs and such dairy costs remained elevated in the first half of 2024. If dairy costs further increase, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to cocoa, plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. For example, the cost of sugar increased significantly in 2022 and 2023, and the cost of cocoa materially increased in the first half of 2024.
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
Dutch Bros Inc.| Form 10-Q | 65

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
Dutch Bros Inc.| Form 10-Q | 66

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
The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, attacks enhanced or facilitated by artificial intelligence, or malware. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
We rely upon third parties service providers and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, third-party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our Dutch Rewards mobile app, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or in the third parties with whom we work supply chains have not been compromised.
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
Dutch Bros Inc.| Form 10-Q | 67

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
We may expend significant resources or modify our business activities to try to protect against such security incidents and/or fraud. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard, or reasonable security measures to protect our information technology networks and systems and Sensitive Information. Despite our efforts to protect our information technology networks and systems, and our Processing of Sensitive Information, no security solution, strategy, or measures can address all possible security threats and/or fraud. Additionally, Sensitive Information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence (“AI”) technologies.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party with whom we work experiences a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties with whom we work) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing of Sensitive Information, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
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
Dutch Bros Inc.| Form 10-Q | 68

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
Dutch Bros Inc.| Form 10-Q | 69

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
Dutch Bros Inc.| Form 10-Q | 70

incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Dutch Bros brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.
*The increased public and government focus on environmental, social, and corporate governance (ESG) matters or our reporting of such matters could negatively impact our business.
There has been an increased public focus, including from the United States federal and state governments, on ESG matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We are working to manage the risks and costs to us, our franchise partners and our supply chain associated with these types of ESG matters, however, there is no assurance that such efforts will result in the intended effective management of such risks and costs. In addition, as the result of such heightened public focus on ESG matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such ESG matters. For example, the state of California recently enacted Senate Bill 253 and Senate Bill 261, referred to as the Climate Accountability Package, which would require certain companies doing business in California to report on various ESG matters, including greenhouse gas emissions. These matters and our efforts to address them could expose us to market, operational, reputational, and execution costs or risks.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California recently enacted Assembly Bill 1305 (AB 1305). AB 1305 creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and, if we report these types of climate-related statements in the future, could increase our compliance and reporting costs. Additionally, the SEC recently adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosure rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.
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
Dutch Bros Inc.| Form 10-Q | 71

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
Dutch Bros Inc.| Form 10-Q | 72

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
The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers' information systems and records. A breach in the security of our information technology systems or that of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. For example, in 2014, our online store and our customers were the victims of a security breach and as a result a few thousand of our customer’s personal information records were exposed. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could harm our business.
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
Dutch Bros Inc.| Form 10-Q | 73

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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits, and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our broistas are typically paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state, and local level, such as Assembly Bill 1228 in California, which created a minimum wage of $20 per hour for fast food workers, effective April 1, 2024, among other provisions. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage broistas or other employees, but also the wages paid to other hourly employees. As part of our focus on building long-term customer loyalty, we do not typically expect our customers to bear the entire burden of increased labor and commodity costs and, when possible, we do not increase prices in order to pass increased labor or commodity costs on to customers, as we believe such price increases would negatively impact our brand and consumer loyalty. If we do not increase prices to cover increased labor or commodity costs, or if such increase is delayed, this is likely to result in lower revenue, and may also reduce margins.
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
Dutch Bros Inc.| Form 10-Q | 74

*We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In January 2024, our prior Chief Executive Officer, Joth Ricci, transitioned and Christine Barone was appointed as our Chief Executive Officer. In addition, in April 2024, Brian Maxwell transitioned from the role of our Chief Operating Officer to the newly created role of Vice Chair, and Sumi Ghosh was appointed President of Operations and, in May 2024, our prior Chief Financial Officer, Charley Jemley, transitioned into the role of Strategic Advisor and Joshua Guenser was appointed as our Chief Financial Officer. Changes in our executive management team may also cause disruptions in, and harm to, our business. The loss of one or more of our executive officers or key employees could harm our business.
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
Dutch Bros Inc.| Form 10-Q | 75

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
Dutch Bros Inc.| Form 10-Q | 76

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
Dutch Bros Inc.| Form 10-Q | 77

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
Dutch Bros Inc.| Form 10-Q | 78

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
Our employees and personnel may use AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We may at times fail to comply with applicable data privacy and security obligations, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or other third parties with whom we work do not comply with applicable data privacy and security obligations. Any failure (or perceived failure) by us or a third party with whom we work to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal
Dutch Bros Inc.| Form 10-Q | 79

information. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of the foregoing could result in an adverse consequences, including increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
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
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022. See “Litigation Related to Securities Claims” in NOTE 15 — Commitments and Contingencies to the condensed consolidated financial statements, included elsewhere in this Form 10-Q for more information. While all claims in the above-described putative class action lawsuit were dismissed by the court with prejudice, the outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have also been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages, even if such lawsuits may ultimately be decided in our favor.
Dutch Bros Inc.| Form 10-Q | 80

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
Dutch Bros Inc.| Form 10-Q | 81

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
Dutch Bros Inc.| Form 10-Q | 82

*Dutch Bros OpCo may make distributions of cash to Dutch Bros Inc. in excess of the amounts used by Dutch Bros Inc. to make distributions to its stockholders and pay its expenses (including taxes and payments under the Tax Receivable Agreements). To the extent Dutch Bros Inc. does not distribute such excess cash as dividends on Class A common stock, the Continuing Members would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon a redemption or exchange of their Dutch Bros OpCo Class A common units.
Distributions from Dutch Bros OpCo may in certain periods exceed Dutch Bros Inc.’s liabilities, including tax liabilities, obligations to make payments under the Tax Receivable Agreements, and other expenses. Dutch Bros Inc.’s board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on its Class A common stock. Dutch Bros Inc. will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders.
No adjustments to the exchange ratio of Dutch Bros OpCo Class A common units for shares of Class A common stock will be made as a result of either (i) any cash distribution by Dutch Bros Inc. or (ii) any cash that Dutch Bros Inc. retains and does not distribute to its stockholders. To the extent Dutch Bros Inc. does not distribute such cash as dividends on Class A common stock and instead, for example, holds such cash balances, buys additional Dutch Bros OpCo Class A common units or lends such cash to Dutch Bros OpCo, this may result in shares of Class A common stock increasing in value relative to the Dutch Bros OpCo Class A common units. The holders of Dutch Bros OpCo Class A common units may benefit from any value attributable to such cash balances if they receive shares of Class A common stock on redemption or exchange of their Dutch Bros OpCo Class A common units or if Dutch Bros Inc. acquires additional Dutch Bros OpCo Class A common units (whether from Dutch Bros OpCo or from holders of Dutch Bros OpCo Class A common units) at a price based on the market price of our Class A common stock at the time.
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
Dutch Bros Inc.| Form 10-Q | 83

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
Dutch Bros Inc.| Form 10-Q | 84

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
Dutch Bros Inc.| Form 10-Q | 85

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
In particular, following the issuance of shares of Class A common stock in connection with the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members (together with the cancellation of any shares of our Class B common stock or Class C common stock paired with such units), such shares of Class A common stock will have the same economic rights as other shares of Class A common stock. For example, in each of February, March, and June 2024, we facilitated a registered underwritten public offering of shares of our Class A common stock by our Sponsor. In connection with such offerings, our Sponsor exchanged an aggregate of approximately 19 million Dutch Bros OpCo Class A common units and converted an aggregate of approximately 6 million shares of our Class D common stock for approximately 25 million shares of our Class A common stock.
Dutch Bros Inc.| Form 10-Q | 86

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
Dutch Bros Inc.| Form 10-Q | 87

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
*The multi-class structure of our common stock has the effect of concentrating voting control with our Co-Founder, limiting your ability to influence corporate matters.
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
Prior to the Secondary Offering in June 2024, our shares of Class C common stock and Class D common stock entitled its holder to three votes for each share (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. As a result of the Secondary Offering in June 2024, the aggregate number of outstanding shares of our Class C common stock and Class D common stock represent less than 5% of the total outstanding shares of common stock. All of the outstanding shares of Class D common stock were converted into an equal number of shares of Class A common stock and there are no shares of Class D common stock outstanding. Pursuant to our amended and restated certificate of incorporation, the number of votes per share of the remaining outstanding shares of Class C common stock will be reduced to one vote per share on a date to be fixed by our board of directors that is no less than 90 days and no more than 180 days following the closing of the Secondary Offering in June 2024. Our shares of Class C common stock have no economic rights. All of our Class C common stock are held by certain Continuing Members affiliated with our Sponsor.
The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value. Because of the ten-to-one voting ratio between our Class B common stock, on the one hand, and our Class A common stock on the other hand, our Co-Founder, as the holder of all of our Class B common stock, will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders so long as the shares held by our Co-Founder collectively represent at least a majority of the total voting power. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future.
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
Dutch Bros Inc.| Form 10-Q | 88

these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
*Our Co-Founder continues to have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
As of June 30, 2024, our Co-Founder beneficially owned approximately 73.5% of the combined voting power of our Class A common stock, Class B common stock, Class C common stock, and Class D common stock (as of June 30, 2024, no Class D common stock was outstanding). Each share of Class A common stock entitles the holder to one vote and each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time). Thus, our Co-Founder exercises control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets. It is possible that our Co-Founder’s interests may not align with the interests of our other stockholders.
Our Co-Founder owned approximately 32.9% of the Dutch Bros OpCo Class A common units as of June 30, 2024. Because he holds some of his ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., our Co-Founder may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to Dutch Bros Inc., the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Co-Founder may also have different tax positions from Dutch Bros Inc. that could influence his decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
*We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of June 30, 2024, certain affiliates of our Co-Founder beneficially owned approximately 73.5% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
•a board that is composed of a majority of “independent directors,” as defined under the New York Stock Exchange rules;
•a compensation committee that is composed entirely of independent directors; and
Dutch Bros Inc.| Form 10-Q | 89

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
*Future sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these redemptions, exchanges or sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price per share of the IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares.
Subject to the terms of the Fourth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo, as of June 30, 2024, an aggregate of 63,368,730 Dutch Bros OpCo Class A common units may be redeemed or exchanged for shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
Dutch Bros Inc.| Form 10-Q | 90

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
Dutch Bros Inc.| Form 10-Q | 91

*Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of June 30, 2024, we had $240.9 million outstanding under our term loan facility. In addition, subject to certain restrictions under the 2022 Credit Facility, we may incur additional debt.
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
Dutch Bros Inc.| Form 10-Q | 92

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
Dutch Bros Inc.| Form 10-Q | 93

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
Dutch Bros Inc.| Form 10-Q | 94

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
Dutch Bros Inc.| Form 10-Q | 95

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
Prior to our IPO, we financed our operations and capital expenditures primarily through sales of OpCo Units that are convertible into our capital stock and debt financing. Thereafter, we have financed our operations and capital expenditures primarily through the sale of Dutch Bros Inc. Class A common stock and debt financing. For example, in September 2023, we raised additional capital through the sale and issuance of approximately 13.3 million shares of our Class A common stock in an underwritten public offering. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, to repay our debt, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
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
Dutch Bros Inc.| Form 10-Q | 96

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
•any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers, or other employees governed by the internal affairs doctrine.
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
These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Dutch Bros Inc.| Form 10-Q | 97

Additionally, our amended and restated certificate of incorporation provides that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
*Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
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
Dutch Bros Inc.| Form 10-Q | 98

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
Dutch Bros Inc.| Form 10-Q | 99

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2024, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of our Class A common stock via exchange of approximately 1.8 million Dutch Bros OpCo Class A common units held by our Co-Founder for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then reserved for sale directly by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and no proceeds were received by the Company.
Pursuant to Section 3(a)(9) of the Securities Act, on May 13, 2024 and May 29, 2024, we made an unregistered issuance of our Class A common stock via (i) exchange of approximately 9.7 million Dutch Bros OpCo Class A common units and conversion of approximately 3.5 million shares of Dutch Bros Inc. Class D common stock, and (ii) exchange of approximately 2.5 million Dutch Bros OpCo Class A common units and conversion of approximately 0.9 million shares of Dutch Bros Inc. Class D common stock, respectively, held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and no proceeds were received by the Company.
Pursuant to Section 3(a)(9) of the Securities Act, on June 12, 2024, in connection with the Secondary Offering, we made an unregistered issuance of our Class A common stock via (i) exchange of approximately 6.5 million Dutch Bros OpCo Class A common units and conversion of approximately 2.2 million shares of Dutch Bros Inc. Class D common stock held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor in a registered underwritten public offering pursuant to Dutch Bros Inc.’s automatic shelf registration statement on Form S-3ASR (File No. 333-274368) filed with the Commission on September 6, 2023, and which was deemed effective upon filing with the Commission, a free writing prospectus and prospectus supplement, each dated June 10, 2024, each to the prospectus dated September 6, 2023. No proceeds were received by the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None.
Dutch Bros Inc.| Form 10-Q | 100

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1†	Offer Letter, dated as of December 15, 2023, by and between Dutch Bros Inc. and Sumitro Ghosh	8-K	001-40798	10.1	April 2, 2024
10.2†	Participation Agreement, dated as of December 15, 2023, by and between Dutch Bros Inc. and Sumitro Ghosh	8-K	001-40798	10.2	April 2, 2024
10.3†	Offer Letter, dated as of December 19, 2023, by and between Dutch Bros Inc. and Joshua Guenser	8-K	001-40798	10.1	May 7, 2024
10.4†	Participation Agreement, dated as of December 19, 2023, by and between Dutch Bros Inc. and Joshua Guenser	8-K	001-40798	10.2	May 7, 2024
10.5	Fourth Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated May 16, 2024	8-K	001-40798	10.1	May 20, 2024
10.6	Share Surrender Agreement, by and among the Company, Dutch Mafia, LLC, DMI Holdco, LLC, DM Individual Aggregator, LLC and DM Trust Aggregator, LLC, dated May 16, 2024	8-K	001-40798	10.2	May 20, 2024
10.7	Limitation Agreement, by and among the Company, DMI Holdco, LLC, DM Individual Aggregator, LLC and DM Trust Aggregator, LLC, dated May 16, 2024	8-K	001-40798	10.3	May 20, 2024
10.8†	Amended Offer Letter, dated as of May 21, 2024 by and between Dutch Bros Inc. and Charles Jemley					X
10.9†	Offer Letter, dated as of May 28, 2024, by and between Dutch Bros Inc. and G.J. Hart	8-K	001-40798	10.1	June 3, 2024
10.10†	Offer Letter, dated as of June 18, 2024, by and between Dutch Bros Inc. and Todd Penegor	8-K	001-40798	10.2	June 24, 2024
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
Dutch Bros Inc.| Form 10-Q | 101

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
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

DUTCH BROS INC.
(Registrant)

August 8, 2024	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

August 8, 2024	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 103