Form 10-Q
period 2024-09-30
Dutch Bros Inc.
filed 2024-11-07
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of October 31, 2024, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	113,823,181
Class B common stock	35,226,680
Class C common stock	5,142,050

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
AUV	Average Unit Volume
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma, our Executive Chairman and Co-Founder, and affiliated entities over which he maintains voting control.
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/M	A not meaningful percentage.
OpCo LLC Agreement	The Fourth Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated as of May 16, 2024.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the OpCo LLC Agreement, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of the certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
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
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024 (2023 Form 10-K).
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$281,134	$133,545
Accounts receivable, net	10,362	9,124
Inventories, net	38,381	46,953
Prepaid expenses and other current assets	12,168	15,637
Total current assets	342,045	205,259
Property and equipment, net	662,759	542,440
Finance lease right-of-use assets, net	377,561	382,734
Operating lease right-of-use assets, net	301,896	199,673
Intangibles, net	3,455	5,415
Goodwill	21,629	21,629
Deferred income tax assets, net	718,543	402,995
Other long-term assets	3,628	3,865
Total assets	$2,431,516	$1,764,010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,880	$29,957
Accrued compensation and benefits	39,106	31,405
Other accrued liabilities	26,162	15,770
Other current liabilities	5,962	6,423
Deferred revenue	35,738	30,349
Current portion of finance lease liabilities	12,845	9,482
Current portion of operating lease liabilities	12,987	10,239
Current portion of long-term debt	15,746	4,491
Total current liabilities	180,426	138,116
Deferred revenue, net of current portion	6,367	6,676
Finance lease liabilities, net of current portion	369,206	367,775
Operating lease liabilities, net of current portion	293,474	191,419
Long-term debt, net of current portion	224,361	93,175
Tax receivable agreements liability	605,003	290,920
Other long-term liabilities	8	8
Total liabilities	1,678,845	1,088,089
Commitments and contingencies (Note 15)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	September 30, 2024	December 31, 2023
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 113,823 and 69,958 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,227 and 60,629 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 5,142 and 35,864 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; zero and 10,669 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	506,785	379,391
Accumulated other comprehensive income	310	544
Retained earnings (accumulated deficit)	16,054	(15,592)
Total stockholders' equity attributable to Dutch Bros Inc.	523,150	364,345
Non-controlling interests	229,521	311,576
Total equity	752,671	675,921
Total liabilities and equity	$2,431,516	$1,764,010
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts; unaudited)	2024	2023	2024	2023
REVENUES
Company-operated shops	$308,295	$236,472	$851,648	$630,588
Franchising and other	29,917	28,035	86,581	81,065
Total revenues	338,212	264,507	938,229	711,653

COSTS AND EXPENSES
Cost of sales	248,161	189,323	686,048	519,482
Selling, general and administrative	57,536	50,490	161,866	148,128
Total costs and expenses	305,697	239,813	847,914	667,610

INCOME FROM OPERATIONS	32,515	24,694	90,315	44,043

OTHER EXPENSE
Interest expense, net	(6,869)	(9,325)	(20,259)	(26,269)
Other income (expense), net	764	(140)	7,357	2,206
Total other expense	(6,105)	(9,465)	(12,902)	(24,063)

INCOME BEFORE INCOME TAXES	26,410	15,229	77,413	19,980
Income tax expense	4,698	1,828	17,330	6,259
NET INCOME	$21,712	$13,401	$60,083	$13,721
Less: Net income attributable to non-controlling interests	9,068	9,191	28,437	10,601
NET INCOME ATTRIBUTABLE TO DUTCH BROS INC.	$12,644	$4,210	$31,646	$3,120
Net income per share of Class A and Class D common stock:
Basic	$0.11	$0.07	$0.32	$0.05
Diluted	$0.11	$0.07	$0.32	$0.05
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	113,819	59,366	99,756	57,598
Diluted	114,252	60,214	100,070	57,598
See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024	2023
Net income	$21,712	$13,401	$60,083	$13,721
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(247), $112, $(183), and $137, respectively	(1,324)	385	(537)	659
Comprehensive income	20,388	13,786	59,546	14,380
Less: comprehensive income attributable to non-controlling interests	8,506	9,388	28,134	10,980
Comprehensive income attributable to Dutch Bros Inc.	$11,882	$4,398	$31,412	$3,400
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2024

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, June 30, 2024	113,817	$1	35,227	$—	5,142	$—	—	$—	$504,657	$1,072	$3,410	$220,672	$729,812
Net income	—	—	—	—	—	—	—	—	—	—	12,644	9,068	21,712
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $247	—	—	—	—	—	—	—	—	—	(762)	—	(562)	(1,324)
Equity-based compensation expense	—	—	—	—	—	—	—	—	1,902	—	—	1,059	2,961
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	6	—	—	—	—	—	—	—	(36)	—	—	(21)	(57)
Effect of exchanges of Dutch Bros OpCo Class A common units		—	—	—	—	—	—	—	8	—	—	(8)	—
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	254	—	—	—	254
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	(687)	(687)
Balance, September 30, 2024	113,823	$1	35,227	$—	5,142	$—	—	$—	$506,785	$310	$16,054	$229,521	$752,671

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	31,646	28,437	60,083
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $183	—	—	—	—	—	—	—	—	(328)	(234)	—	(303)	(865)
Equity-based compensation expense	—	—	—	—	—	—	—	—	4,866	—	—	3,354	8,220
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	71	—	—	—	—	—	—	—	1,831	—	—	(2,763)	(932)
Issuance of Class A common stock, and surrender and cancellation of Class B, C , and D common stock, pursuant to secondary offerings following exchange of Dutch Bros OpCo Class A common units	43,794	—	(2,402)	—	(30,722)	—	(10,669)	—	—	—	—	—	—
Effect of exchanges of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	110,093	—	—	(110,093)	—
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	254	—	—	—	254
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	10,678	—	—	—	10,678
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	(687)	(687)
Balance, September 30, 2024	113,823	$1	35,227	$—	5,142	$—	—	$—	$506,785	$310	$16,054	$229,521	$752,671

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended September 30, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, June 30, 2023	45,674	$1	64,699	$1	41,056	$—	12,411	$—	$152,900	$905	$(18,400)	$134,668	$270,075
Net income	—	—	—	—	—	—	—	—	—	—	4,210	9,191	13,401
Unrealized gain on derivative securities, effective portion, net of income tax expense of $112	—	—	—	—	—	—	—	—	(168)	188	—	197	217
Equity-based compensation	—	—	—	—	—	—	—	—	3,864	—	—	5,834	9,698
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	5	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,098	—	—	—	330,098
Effect of acquisition of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	(189,072)	—	—	189,072	—
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	555	—	—	—	555
Balance, September 30, 2023	58,948	1	64,699	1	41,056	—	12,411	—	344,771	1,093	$(14,190)	$338,962	$670,638
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income	—	—	—	—	—	—	—	—	—	—	3,120	10,601	13,721
Unrealized gain on derivative securities, effective portion, net of income tax expense of $137	—	—	—	—	—	—	—	—	(187)	280	—	379	472
Equity-based compensation	—	—	—	—	—	—	—	—	10,609	—	—	18,408	29,017
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	135	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,098	—	—	—	330,098
Effect of acquisition of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	(187,950)	—	—	187,950	—
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	655	—	—	—	655
Balance, September 30, 2023	58,948	$1	64,699	$1	41,056	$—	12,411	$—	$344,771	$1,093	$(14,190)	$338,962	$670,638
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023
Cash flows from operating activities:
Net income	$60,083	$13,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,484	49,411
Non-cash interest expense	834	609
Gain on disposal of assets	(1,373)	(245)
Equity-based compensation	8,220	29,017
Deferred income taxes	15,335	5,600
Remeasurement gain on TRAs	(5,687)	(1,740)
Non-cash operating lease cost	11,334	8,363
Changes in operating assets and liabilities:
Accounts receivable, net	(1,238)	2,830
Inventories, net	8,572	(11,067)
Prepaid expenses and other current assets	2,894	(943)
Other long-term assets	(729)	(544)
Accounts payable	3,236	3,429
Accrued compensation and benefits	7,701	4,196
Other accrued liabilities	9,804	3,894
Other current liabilities	(461)	(466)
Deferred revenue	5,080	(3,516)
Operating lease liabilities	(6,894)	(7,643)
Net cash provided by operating activities	184,195	94,906
Cash flows from investing activities:
Purchases of property and equipment	(178,969)	(167,732)
Proceeds from disposal of fixed assets	9,606	271
Net cash used in investing activities	(169,363)	(167,461)
Cash flows from financing activities:
Proceeds from line of credit	—	90,000
Payments on line of credit	—	(202,705)
Payments on finance lease liabilities	(7,726)	(10,556)
Proceeds from long-term debt	150,000	—
Payments on long-term debt	(7,898)	(1,951)
Payments of debt issuance costs	—	(1,350)
Proceeds from equity offering, net of underwriting discounts and commissions	—	331,200
Payment of deferred offering costs	—	(579)
Tax withholding payments upon vesting of equity awards	(932)	(1,896)
Distributions to non-controlling interest holders	(687)	—
Net cash provided by financing activities	132,757	202,163
Net increase in cash and cash equivalents	147,589	129,608
Cash and cash equivalents, beginning of period	133,545	20,178
Cash and cash equivalents, end of period	$281,134	$149,786
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$29,125	$27,663
Income taxes paid, net of refunds	1,824	1,447
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	13,155	14,207
Deferred offering costs accrued	—	523
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of September 30, 2024, there were 950 shops in operation in 18 U.S. states, of which 645 were company-operated and 305 were franchised.
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
As of September 30, 2024, Dutch Bros Inc. held 100.0% of the voting interest and 64.2% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 35.8% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
The Company’s condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the Company’s 2023 Form 10-K and as updated by this Form 10-Q.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
Significant Accounting Policies Updates
There have been no material updates to the Company’s significant accounting policies during the nine months ended September 30, 2024 from those previously reported in the Company’s 2023 Form 10-K.
Dutch Bros Inc.| Form 10-Q | 14

Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments are effective for public business entities' annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income tax disclosures, and expects to provide additional detail and disclosures under the new guidance.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Public entities should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has completed its analysis and identified significant segment expenses for disclosure commencing with the 2024 Form 10-K, primarily related to cost of sales for the Company-operated shops segment. The new standard is not expected to have a material impact on its consolidated financial statements; however, the Company expects to provide additional detail and disclosures under the new guidance.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Company-operated shops	$308,295	$236,472	$851,648	$630,588
Franchising	28,694	26,691	82,545	76,860
Other	1,223	1,344	4,036	4,205
Total revenues	$338,212	$264,507	$938,229	$711,653
Dutch Bros Inc.| Form 10-Q | 15

Deferred Revenue
Deferred revenue activity related to the Company’s gift card and loyalty programs was as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Beginning balance	$34,616	$26,904
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	312,963	255,782
Revenue recognized - gift card, loyalty app, loyalty rewards redemptions, and breakage	(308,012)	(257,144)
Ending balance	39,567	25,542
Less: current portion	(35,316)	(21,999)
Deferred revenue, net of current portion, gift card and loyalty programs	$4,251	$3,543
Deferred revenue also includes initial unearned franchise fees from franchise partners. These deferred revenues reported in the Company’s condensed consolidated balance sheets were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Total deferred revenue, excluding gift card and loyalty programs	$2,538	$2,409
Less: current portion	(422)	(412)
Deferred revenue, net of current portion, excluding gift card and loyalty programs	$2,116	$1,997
Revenue recognized during the three and nine months ended September 30, 2024 and 2023 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gift card redemptions [1]	$637	$553	$5,737	$4,742
Earned franchise fees	112	114	336	342
_____________________
1     Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Future recognition of initial unearned franchise fees as of September 30, 2024 is as follows:

(in thousands)
Remainder of 2024	$111
2025	409
2026	367
2027	322
2028	273
Thereafter	1,056
Total	$2,538
Dutch Bros Inc.| Form 10-Q | 16

NOTE 4 — Organization Realignment and Restructuring
On January 29, 2024, the Company’s Board of Directors approved an organizational realignment and restructuring plan to expand the Company’s support operations at its Phoenix, Arizona office. As part of this large-scale initiative, the Company will relocate certain of its support center staff from the Grants Pass, Oregon headquarters to the Phoenix office, and anticipates that by January 1, 2025, approximately 40% of the Company’s total support operations staff will be located in Phoenix, Arizona. All affected employees were either offered an opportunity to continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by February 9, 2024. The Company expects to incur total aggregate charges of approximately $18 million to $22 million related to this initiative, consisting of (i) approximately $14 million to $18 million in employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) approximately $4 million in other costs, including consulting fees and costs and duplicate rent. Substantially all of the estimated charges are expected to result in current and future cash expenditures.
The Company records severance related to this initiative as a one-time termination benefit and recognizes the expense ratably over the employees’ required future service period.
All other costs, including other employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred.
There have been no material lease terminations or lease abandonment related to this initiative.
During the three and nine months ended September 30, 2024, the Company recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the condensed consolidated statements of operations as follows:

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Relocation and travel costs	$2,217	$9,710
One-time termination benefits	1,781	3,577
Total employee-related costs	3,998	13,287
Duplicate rent	193	223
Total other costs	193	223
Total restructuring costs incurred	$4,191	$13,510
As of September 30, 2024, the accruals for corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the condensed consolidated balance sheets. The following table summarizes the activity for the restructuring liability during the nine months ended September 30, 2024:

(in thousands)	Liability, December 31, 2023	Charges	Cash Payments	Liability, September 30, 2024
Relocation and travel costs	$—	$9,710	$(8,866)	$844
One-time termination benefits	—	3,577	(719)	2,858
Total employee-related costs	—	13,287	(9,585)	3,702
Duplicate rent	—	223	(221)	2
Total other costs	—	223	(221)	2
Totals	$—	$13,510	$(9,806)	$3,704
Dutch Bros Inc.| Form 10-Q | 17

NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$19,965	$28,523
Finished goods	18,416	18,430
Total inventories	$38,381	$46,953
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			September 30, 2024	December 31, 2023
Software	3			$10,252	$7,212
Equipment and fixtures	3	—	7	199,155	157,352
Leasehold improvements	5	—	15	51,308	42,441
Buildings	10	—	20	386,500	269,186
Land	N/A			7,781	7,338
Aircraft [1]	N/A			—	9,195
Construction-in-progress [2]	N/A			167,962	166,054
Property and equipment, gross				822,958	658,778
Less: accumulated depreciation				(160,199)	(116,338)
Property and equipment, net				$662,759	$542,440
_______________
1     Airplane, and hangar and related equipment, were sold to the Company’s Co-Founder in June 2024 and July 2024, respectively. See NOTE 16 — Related Party Transactions for additional information.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops, as well as our new roasting facility in Texas.
Depreciation expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$16,556	$11,157	$45,579	$30,403
Selling, general and administrative expenses	373	408	841	1,235
Total depreciation expense	$16,929	$11,565	$46,420	$31,638
Dutch Bros Inc.| Form 10-Q | 18

NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	September 30, 2024	December 31, 2023
Reacquired franchise rights	2.97	$27,049	$27,049
Less: accumulated amortization		(23,594)	(21,634)
Intangibles, net		$3,455	$5,415
Amortization expense included in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$508	$820	$1,960	$2,589
NOTE 8 — Leases
A summary of finance and operating lease right-of-use assets and lease liabilities as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	Balance Sheet Classification	September 30, 2024	December 31, 2023
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$377,561	$382,734
Operating leases	Operating lease right-of-use assets, net	301,896	199,673
Total right-of-use assets		$679,457	$582,407

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$12,845	$9,482
	Finance lease liabilities, net of current portion	369,206	367,775

Operating leases	Current portion of operating lease liabilities	12,987	10,239
	Operating lease liabilities, net of current portion	293,474	191,419
Total lease liabilities		$688,512	$578,915

Dutch Bros Inc.| Form 10-Q | 19

The components of lease costs were as follows for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statements of Operations Classification	2024	2023	2024	2023
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$6,429	$5,726	$19,059	$15,169
Amortization of right-of-use assets	Selling, general, and administrative	15	5	45	15
Interest on lease liabilities	Interest expense	5,541	4,755	16,499	12,344
Total finance lease costs		11,985	10,486	35,603	27,528

Operating lease costs
Lease expenses	Cost of sales	7,656	4,887	20,568	14,061
Lease expenses	Selling, general, and administrative	680	12	959	36
Total operating lease costs		8,336	4,899	21,527	14,097

Variable lease costs	Cost of sales	1,747	990	4,871	3,434
Total lease costs		$22,068	$16,375	$62,001	$45,059
Supplemental cash flow information related to leases is as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$16,499	$12,344
Operating cash flows from operating leases	17,086	13,378
Financing cash flows from finance leases	7,726	10,556
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	12,520	122,990
Operating leases	112,579	28,626
Dutch Bros Inc.| Form 10-Q | 20

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
As of September 30, 2024, no amounts were outstanding on the Company’s revolving credit facility, and $347.2 million was available for borrowing, net of $2.8 million in letters of credit, and approximately $237.8 million of principal was outstanding on the term loan facilities. The term loans bear interest at approximately 6.70% as of September 30, 2024, excluding the impact from the Company’s interest rate swap. The Company was in compliance with its financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 21

Long-Term Debt
The Company’s long-term debt consisted of the following for the periods presented:

(in thousands)	September 30, 2024	December 31, 2023
Term loans under credit facility	$237,813	$95,625
Finance obligation[1]	3,022	3,022
Unsecured note payable	329	415
Total debt	241,164	99,062
Less: loan origination fees	(1,057)	(1,396)
Less: current portion	(15,746)	(4,491)
Total long-term debt, net of current portion	$224,361	$93,175
_______________
1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$3,155
2025	17,311
2026	32,943
2027	184,733
2028	—
Thereafter	3,022
Total	$241,164
NOTE 10 — Derivative Financial Instruments
The Company has a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of September 30, 2024, the interest rate swap had a notional amount of approximately $64.8 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of September 30, 2024, the one-month adjusted term SOFR was 4.85%.
The Company typically designates all interest rate swaps as cash flow hedges, and accordingly, records the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of September 30, 2024, the Company expects to reclassify a gain of approximately $0.8 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-Q | 22

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in the Company’s consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	September 30, 2024	December 31, 2023
Derivative instrument designated as cash flow hedge:
Interest rate swap contract	Prepaid expenses and other current assets	$796	$1,371
Interest rate swap contract	Other long-term assets	364	837
Total derivative instrument designated as cash flow hedge		$1,160	$2,208

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Classification	2024	2023	2024	2023
Derivative instrument designated as cash flow hedge:
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$(1,111)	$962	$673	$2,012
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(460)	(465)	(1,393)	(1,216)
Income tax benefit (expense)	Statements of Operations - Income tax expense	247	(112)	183	(137)
NOTE 11 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income tax expense	$4,698	$1,828	$17,330	$6,259
Effective tax rate	17.8%	12.0%	22.4%	31.3%
Dutch Bros Inc.| Form 10-Q | 23

NOTE 12 — Equity-Based Compensation
Restricted Stock Awards
Activity for the Company’s RSAs was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2023	1,283	$23.00
Vested	(1,283)	23.00
Balance, September 30, 2024	—	$—
Restricted Stock Units
Activity for the Company’s RSUs was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2023	648	$35.99
New grants	795	31.07
Vested	(102)	43.71
Forfeitures	(138)	33.27
Balance, September 30, 2024	1,203	$32.40
Total release date fair value of vested RSAs and RSUs for the nine months ended September 30, 2024 and 2023 are presented below:

(in thousands, except per share amounts)	Nine Months Ended September 30, 2024	Weighted-average vest date fair value per share	Nine Months Ended September 30, 2023	Weighted-average vest date fair value per share
RSAs	$39,752	$30.99	$36,451	$27.34
RSUs	3,197	31.34	6,039	27.08
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$273	$—	$637	$—
Selling, general, and administrative expenses	2,688	9,698	7,583	29,017
Total stock-based compensation expense	$2,961	$9,698	$8,220	$29,017
Dutch Bros Inc.| Form 10-Q | 24

As of September 30, 2024, total unrecognized stock-based compensation related to unvested RSUs was $25.6 million, which will be recognized as follows:

(in thousands)
Remainder of 2024	$3,538
2025	12,114
2026	8,363
2027	1,609
Total unrecognized stock-based compensation	$25,624
NOTE 13 — Non-Controlling Interests
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. The Company reports a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The OpCo LLC Agreement provides that holders of Dutch Bros OpCo Class A common units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of their Dutch Bros OpCo Class A common units for newly issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, Dutch Bros Inc. will receive a corresponding number of Dutch Bros OpCo Class A common units, increasing Dutch Bros Inc.’s total ownership in Dutch Bros OpCo. Changes in Dutch Bros Inc.’s ownership in Dutch Bros OpCo, while Dutch Bros Inc. retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Dutch Bros OpCo Class A common units by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
The following table summarizes the ownership interest in Dutch Bros OpCo:

	September 30, 2024
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	113,823	64.2%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	63,369	35.8%
Total Dutch Bros OpCo Class A common units outstanding	177,192	100.0%
Dutch Bros Inc.| Form 10-Q | 25

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on the Company’s equity for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Dutch Bros Inc.	$12,644	$4,210	$31,646	$3,120
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	(762)	188	(234)	280
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of equity-based compensation	1,902	3,864	4,866	10,609
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(36)	—	1,831	(661)
Increase (decrease) in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	8	(189,072)	110,093	(187,950)
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$13,756	$(180,810)	$148,202	$(174,602)
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average ownership percentage	35.8%	64.1%	43.7%	64.8%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amounts paid to non-controlling interest holders	$687	$—	$687	$—
Dutch Bros Inc.| Form 10-Q | 26

NOTE 14 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Numerator:
Net income	$21,712	$13,401	$60,083	$13,721
Less: Net income attributable to non-controlling interests	9,068	9,191	28,437	10,601
Net income attributable to Dutch Bros Inc.	$12,644	4,210	$31,646	$3,120

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$12,644	$4,210	$31,646	$3,120
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	113,819	59,366	99,756	57,598

Basic net income per share attributable to common stockholders ¹	$0.11	$0.07	$0.32	$0.05
_________________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in 2023 and periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
Dutch Bros Inc.| Form 10-Q | 27

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$12,644	$4,210	$31,646	$3,120
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	22	44	50	—
Allocation of undistributed net income	$12,666	$4,254	$31,696	$3,120

Denominator:
Number of shares used in basic computation	113,819	59,366	99,756	57,598
Add: weighted-average effect of dilutive securities
RSAs	—	848	12	—
RSUs	433	—	302	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income per share ¹	114,252	60,214	100,070	57,598
Diluted net income per share attributable to common stockholders ¹	$0.11	$0.07	$0.32	$0.05
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in 2023 and periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
RSAs	—	—	—	1,315
RSUs	160	643	481	643
Total anti-dilutive securities	160	643	481	1,958
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
Dutch Bros Inc.| Form 10-Q | 28

Guarantees
The Company periodically provides guarantees to franchise partners for lease payments. Annually, the Company determines if a liability needs to be recorded related to these guarantees. As of September 30, 2024 and December 31, 2023, the Company had guaranteed approximately $1.3 million and $1.4 million, respectively, in franchise partners’ lease payments and has not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Litigation Related to Securities Claims
On November 3, 2023, plaintiff David Briggs filed a putative stockholder derivative lawsuit in the Delaware Court of Chancery (the Briggs Complaint). The Briggs Complaint named Dutch Bros Inc. as a nominal defendant and purported to bring claims on behalf of Dutch Bros Inc. against certain of Dutch Bros Inc.’s directors and executive officers for alleged breaches of their fiduciary duties in relation to substantially the same factual allegations as the putative class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Douglas Rein, Individually and On Behalf of All Others Similarly Situated v. Dutch Bros, Inc. et al (Rein), which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), on behalf of a proposed class consisting of those who acquired Dutch Bros Inc.’s securities between November 10, 2021 and May 11, 2022. On June 24, 2024, the court in Rein granted the defendants’ motion to dismiss in its entirety, with prejudice, and the time for the lead plaintiff to file a notice of appeal of the court’s dismissal has elapsed.
The Briggs Complaint primarily sought to recover for Dutch Bros Inc. compensatory damages for losses allegedly sustained by Dutch Bros Inc. related to the facts alleged, restitution, and equitable relief in the form of revisions to Dutch Bros Inc.’s governing documents. On July 9, 2024, the parties provided the court notice of the motion to dismiss ruling in Rein. On August 20, 2024, the parties filed, and the court entered, a stipulation and proposed order dismissing the case.
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of September 30, 2024, Dutch Bros Inc. recognized $605.0 million of liabilities related to its obligations under the TRAs.
Dutch Bros Inc.| Form 10-Q | 29

NOTE 16 — Related Party Transactions
The Company sold its airplane, and hangar and related equipment, to the Co-Founder in June 2024 and July 2024, respectively (collectively, the Aircraft). The results of these transactions are shown in the table below:

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Sales price of Aircraft	$869	$9,545
Net book value of Aircraft	319	8,243
Gain on disposal of Aircraft	$550	$1,302
The gains are reflected in the “Other income (expense), net” line item of the condensed consolidated statements of operations.
The Company’s donations to the Dutch Bros Foundation, a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities and for which our Co-Founder and the Company’s Vice Chair and Chief Legal Officer serve on the board of directors, and for which the Company’s Vice Chair serves as the President, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Donations to Dutch Bros Foundation	$63	$63	$1,688	$189
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
No changes have been made to the Company’s segments during the three and nine months ended September 30, 2024. In addition, no customer represented 10% or more of total revenue for the three and nine months ended September 30, 2024 and 2023.
Dutch Bros Inc.| Form 10-Q | 30

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Company-operated shops	$308,295	$236,472	$851,648	$630,588
Franchising and other	29,917	28,035	86,581	81,065
Total revenues	338,212	264,507	938,229	711,653
Cost of sales:
Company-operated shops	239,918	179,480	658,950	492,645
Franchising and other	8,243	9,843	27,098	26,837
Total cost of sales	248,161	189,323	686,048	519,482
Segment contribution:
Company-operated shops	90,847	73,324	255,900	182,075
Franchising and other	22,696	19,563	62,877	58,257
Total segment contribution	$113,543	$92,887	$318,777	$240,332
Depreciation and amortization:
Company-operated shops	22,470	16,332	63,202	44,132
Franchising and other	1,022	1,371	3,394	4,029
Total segment depreciation and amortization	23,492	17,703	66,596	48,161
All other ¹	389	413	888	1,250
Total depreciation and amortization	23,881	18,116	67,484	49,411
Selling, general and administrative	(57,536)	(50,490)	(161,866)	(148,128)
Interest expense, net	(6,869)	(9,325)	(20,259)	(26,269)
Other income (expense), net	764	(140)	7,357	2,206
Income before income taxes	$26,410	$15,229	$77,413	$19,980
__________________
1 All other depreciation and amortization is included in selling, general and administrative expenses and is not part of the segment contribution calculations.
Dutch Bros Inc.| Form 10-Q | 31

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
As of September 30, 2024, we had 950 company-operated and franchised shops in 18 states, an increase of approximately 19.6% from the same period in the prior year. For the three months ended September 30, 2024, we generated $338.2 million of revenue, $21.7 million of net income, and $0.11 earnings per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Dutch Bros Inc.| Form 10-Q | 32

Impact of Global Events
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Inflation may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future may have less money available for discretionary purchases and may reduce or stop their purchases of our products.
On a macro level, conditions (including changes in interest rates, inflation, bank failures and other events affecting financial institutions, the impacts of the Russia-Ukraine and Israel-Hamas wars, and the United States presidential election) have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
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

Dutch Bros Inc.| Form 10-Q | 33

Results of Operations
The following tables provide our operating results and explanation of changes for the periods presented.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024	2023
REVENUES
Company-operated shops	$308,295	$236,472	$851,648	$630,588
Franchising and other	29,917	28,035	86,581	81,065
Total revenues	338,212	264,507	938,229	711,653

COSTS AND EXPENSES
Cost of sales	248,161	189,323	686,048	519,482
Selling, general and administrative	57,536	50,490	161,866	148,128
Total costs and expenses	305,697	239,813	847,914	667,610

INCOME FROM OPERATIONS	32,515	24,694	90,315	44,043

OTHER EXPENSE
Interest expense, net	(6,869)	(9,325)	(20,259)	(26,269)
Other income (expense), net	764	(140)	7,357	2,206
Total other expense	(6,105)	(9,465)	(12,902)	(24,063)

INCOME BEFORE INCOME TAXES	26,410	15,229	77,413	19,980
Income tax expense	4,698	1,828	17,330	6,259
NET INCOME	21,712	13,401	60,083	13,721
Less: Net income attributable to non-controlling interests	9,068	9,191	28,437	10,601
NET INCOME ATTRIBUTABLE TO DUTCH BROS INC.	$12,644	$4,210	$31,646	$3,120
Dutch Bros Inc.| Form 10-Q | 34

Segment Financials

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024	2023
Revenues:
Company-operated shops	$308,295	$236,472	$851,648	$630,588
Franchising and other	29,917	28,035	86,581	81,065
Total revenues	338,212	264,507	938,229	711,653
Cost of sales:
Company-operated shops	239,918	179,480	658,950	492,645
Franchising and other	8,243	9,843	27,098	26,837
Total cost of sales	248,161	189,323	686,048	519,482
Segment gross profit:
Company-operated shops	68,377	56,992	192,698	137,943
Franchising and other	21,674	18,192	59,483	54,228
Total gross profit	$90,051	$75,184	$252,181	$192,171
Depreciation and amortization:
Company-operated shops	$22,470	$16,332	63,202	44,132
Franchising and other	1,022	1,371	3,394	4,029
All other ¹	389	413	888	1,250
Total depreciation and amortization	$23,881	$18,116	$67,484	$49,411
Segment contribution:
Company-operated shops	90,847	73,324	255,900	182,075
Franchising and other	22,696	19,563	62,877	58,257
Total segment contribution	$113,543	$92,887	$318,777	$240,332
Selling, general and administrative	(57,536)	(50,490)	(161,866)	(148,128)
Interest expense, net	(6,869)	(9,325)	(20,259)	(26,269)
Other income (expense), net	764	(140)	7,357	2,206
Income before income taxes	$26,410	$15,229	$77,413	$19,980
__________________
1 All other depreciation and amortization is included in selling, general and administrative expenses and is not part of the segment contribution calculations.
Dutch Bros Inc.| Form 10-Q | 35

Key Performance Indicators
The key performance indicators (KPIs) that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shop count data; unaudited)	2024	2023	2024	2023
Shop count, beginning of period
Company-operated	612	473	542	396
Franchised	300	281	289	275
Total shop count	912	754	831	671
Company-operated new openings	33	37	103	114
Franchised new openings	5	2	16	8
Re-openings [1]	—	1	—	1
Shop count, end of period
Company-operated	645	510	645	510
Franchised	305	284	305	284
Total shop count	950	794	950	794

Systemwide AUV [2]	N/A	N/A	$2,004	$1,950
Company-operated shops AUV [2]	N/A	N/A	$1,921	$1,901

Systemwide same shop sales [3,4]	2.7%	4.0%	5.2%	2.1%
Ticket	1.9%	9.5%	5.6%	7.6%
Transactions	0.8%	(5.5)%	(0.4)%	(5.5)%
Company-operated same shop sales [3]	4.0%	2.8%	6.3%	0.5%
Ticket	1.6%	9.1%	5.3%	7.6%
Transactions	2.4%	(6.3)%	1.0%	(7.1)%

Systemwide sales [4]	$478,765	$391,286	$1,342,750	$1,069,284
Company-operated shops operating weeks [5]	8,212	6,400	23,195	17,576
Franchising shops operating weeks [5]	3,955	3,703	11,576	10,881

Dutch Rewards transactions as a percentage of total transactions [6]	67.2%	63.1%	66.8%	64.2%
Dutch Bros Inc.| Form 10-Q | 36

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	308,295	100.0	236,472	100.0	851,648	100.0	630,588	100.0
Company-operated shop gross profit	68,377	22.2	56,992	24.1	192,698	22.6	137,943	21.9
Company-operated shop contribution [7]	90,847	29.5	73,324	31.0	255,900	30.0	182,075	28.9
Selling, general, and administrative expenses	57,536	17.0	50,490	19.1	161,866	17.3	148,128	20.8
Adjusted selling, general, and administrative expenses [7]	50,268	14.9	40,154	15.2	138,321	14.7	115,311	16.2
Net income	21,712	6.4	13,401	5.1	60,083	6.4	13,721	1.9
Adjusted EBITDA [7]	63,762	18.9	53,008	20.0	181,461	19.3	125,487	17.6
_________________
1    Re-opening of a shop that was temporarily closed in 2021.
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
3    Same shop sales reflect the change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period. Same shop sales can be impacted by changes in customer transaction counts and by changes in the per-ticket amounts. Management uses this metric as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2024	2023	2024	2023
Systemwide shop base	716	572	641	503
Company-operated shop base	438	310	370	246
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
5    Company-operated and franchise shop operating weeks are calculated based on the number of operating days for the shop base and dividing by 7. Our shop base is defined as shops opened as of the period end date. The operating weeks calculations reflect re-acquired franchises through 2022. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
6    Dutch Rewards is our digitally based rewards program available exclusively through the Dutch Rewards app. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards app and future promotional plans.
7    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-Q | 37

Company-operated Shop Results
The results for our company-operated shops segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop revenues	308,295	100.0	236,472	100.0	851,648	100.0	630,588	100.0

Beverage, food, and packaging costs	78,060	25.3	61,317	25.9	216,923	25.5	169,702	26.8
Labor costs	85,144	27.6	61,521	26.0	230,807	27.1	168,805	26.8
Occupancy and other costs	50,693	16.4	36,126	15.3	136,466	16.0	99,327	15.8
Pre-opening costs	3,551	1.2	4,184	1.8	11,552	1.4	10,679	1.7
Depreciation and amortization	22,470	7.3	16,332	6.9	63,202	7.4	44,132	7.0
Company-operated shop costs and expenses	239,918	77.8	179,480	75.9	658,950	77.4	492,645	78.1
Company-operated shop gross profit	68,377	22.2	56,992	24.1	192,698	22.6	137,943	21.9
Company-operated shop contribution [1]	90,847	29.5	73,324	31.0	255,900	30.0	182,075	28.9
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shop Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Company-operated shop revenues	$308,295	$236,472	$71,823	30.4%	$851,648	$630,588	$221,060	35.1%
Three Months Ended September 30, 2024 v. 2023
The company-operated shop revenue increase was driven by the following:
+    $64.9 million from company-operated shops not yet in the comparable shop base.
+    $7.0 million from increase in same shop sales in the comparable shop base.
Nine Months Ended September 30, 2024 v. 2023
The company-operated shop revenue increase was primarily driven by the following:
+    $191.1 million from company-operated shops not yet in the comparable shop base.
+    $29.9 million from an increase in same shop sales in the comparable shop base.
Dutch Bros Inc.| Form 10-Q | 38

_________________
1    The comparable same shop bases were 438 and 310 for the three months ended September 30, 2024 and 2023, respectively, and 370 and 246 for the nine months ended September 30, 2024 and 2023, respectively. The comparable same shop bases include mature shops, which we define as open longer than 15 months.
Beverage, Food, and Packaging Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Beverage, food and packaging costs	$78,060	$61,317	$16,743	27.3%	$216,923	$169,702	$47,221	27.8%
As a percentage of company-operated shop revenues	25.3%	25.9%	N/A	(60) bps	25.5%	26.8%	N/A	(130) bps
Three Months Ended September 30, 2024 v. 2023
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$16,586	10
Volume	120	—
Pricing impacts ¹	—	(80)
Other	37	10
Total change	$16,743	(60)
_________________
1    Unless otherwise noted, pricing impacts in this table and the tables below are on the comparable shop base only.
Nine Months Ended September 30, 2024 v. 2023
The beverage, food and packaging costs impacts for the year-over-year comparison, in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$48,793	—
Volume	468	—
Pricing impacts	—	(120)
Other	(2,040)	(10)
Total change	$47,221	(130)
Dutch Bros Inc.| Form 10-Q | 39

Labor Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Labor costs	$85,144	$61,521	$23,623	38.4%	$230,807	$168,805	$62,002	36.7%
As a percentage of company-operated shop revenues	27.6%	26.0%	N/A	160 bps	27.1%	26.8%	N/A	30 bps
Three Months Ended September 30, 2024 v. 2023
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$17,086	30
Wage inflation	7,510	240
Volume	97	—
Pricing impacts	—	(100)
Staffing management and other	(1,070)	(10)
Total change	$23,623	160
Nine Months Ended September 30, 2024 v. 2023
The labor costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$49,752	10
Wage inflation	17,747	210
Volume	364	—
Pricing impacts	—	(120)
Staffing management and other	(5,861)	(70)
Total change	$62,002	30
Occupancy and Other Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Occupancy and other costs	$50,693	$36,126	$14,567	40.3%	$136,466	$99,327	$37,139	37.4%
As a percentage of company-operated shop revenues	16.4%	15.3%	N/A	110 bps	16.0%	15.8%	N/A	20 bps
Dutch Bros Inc.| Form 10-Q | 40

Three Months Ended September 30, 2024 v. 2023
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$10,954	40
Repairs and maintenance	2,028	70
Pricing impacts	452	(40)
Other	1,133	40
Total change	$14,567	110
Nine Months Ended September 30, 2024 v. 2023
The occupancy and other costs impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year company-operated shop revenues), were driven by the following:

(in thousands, except BPS; unaudited)	$	BPS
Shop weeks	$31,308	20
Repairs and maintenance	3,823	40
Pricing impacts	1,390	(50)
Volume	123	—
Other	495	10
Total change	$37,139	20
Pre-opening Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except shop data; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Pre-opening costs	$3,551	$4,184	$(633)	(15.1)%	$11,552	$10,679	$873	8.2%
As a percentage of company-operated shop revenues	1.2%	1.8%	N/A	(60) bps	1.4%	1.7%	N/A	(30) bps
New company-operated shops opened	33	37	(4)	(10.8)%	103	114	(11)	(9.6)%
Pre-opening costs per new company-operated shop	$108	$113	$(5)	(4.4)%	$112	$94	$18	19.1%
Three Months Ended September 30, 2024 v. 2023
The decrease in pre-opening costs was primarily driven by opening a higher proportion of shops in existing markets, which do not require as much support, in the three months ended September 30, 2024 as compared to the same period in 2023.
Nine Months Ended September 30, 2024 v. 2023
The increase in pre-opening costs was primarily driven by opening a lower proportion of shops in existing markets, including increased travel for setup and training teams and lease expense related to unopened shops, in the nine months ended September 30, 2024 as compared to the same period in 2023.
Dutch Bros Inc.| Form 10-Q | 41

Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Depreciation and amortization	$22,470	$16,332	$6,138	37.6%	$63,202	$44,132	$19,070	43.2%
As a percentage of company-operated shop revenues	7.3%	6.9%	N/A	40 bps	7.4%	7.0%	N/A	40 bps
Three and Nine Months Ended September 30, 2024 v. 2023
The increases in depreciation and amortization were primarily driven by the opening of new company-operated shops during both 2024 and 2023.
Company-operated Shop Gross Profit and Contribution1

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Company-operated shop gross profit	$68,377	$56,992	$11,385	20.0%	$192,698	$137,943	$54,755	39.7%
As a percentage of company-operated shop revenues	22.2%	24.1%	N/A	(190) bps	22.6%	21.9%	N/A	70 bps
Company-operated shop contribution [1]	$90,847	$73,324	$17,523	23.9%	$255,900	$182,075	$73,825	40.5%
As a percentage of company-operated shop revenues	29.5%	31.0%	N/A	(150) bps	30.0%	28.9%	N/A	110 bps
_______________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three Months Ended September 30, 2024 v. 2023
The company-operated shop gross profit for the year-over-year comparison, presented in basis points (as a percentage of current year company-operated shop revenues), was driven by the following:

(unaudited)	BPS
Pricing impacts	250
Labor costs	(210)
Repairs and maintenance	(70)
Discounts	(60)
New shop related items (including pricing impacts)	(30)
Other	(30)
Depreciation and amortization	(40)
Total change in Company-operated shop gross profit	(190)
Dutch Bros Inc.| Form 10-Q | 42

Nine Months Ended September 30, 2024 v. 2023
The company-operated shop gross profit for the year-over-year comparison, presented in basis points (as a percentage of current year company-operated shop revenues), was driven by the following:

(unaudited)	BPS
Pricing impacts	290
Labor costs	(140)
Repairs and maintenance	(40)
Depreciation and amortization	(40)
Total change in Company-operated shop gross profit	70
Franchising and Other Segment Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Franchising and other revenue	$29,917	$28,035	$1,882	6.7%	$86,581	$81,065	$5,516	6.8%
Franchising and other gross profit	$21,674	$18,192	$3,482	19.1%	$59,483	$54,228	$5,255	9.7%
As a percentage of franchising and other revenue	72.4%	64.9%	N/A	750 bps	68.7%	66.9%	N/A	180 bps
Three Months Ended September 30, 2024 v. 2023
The franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $2.1 million primarily from products sold to franchisees, net of costs and adjustments.
+    $1.2 million from shop weeks, driven by shop openings during the period.
+    $0.2 million from same shop sales.
Nine Months Ended September 30, 2024 v. 2023
The franchising and other gross profit impacts for the year-over-year comparison, presented in dollars, were driven by the following:
+    $3.5 million from shop weeks, driven by shop openings during the period.
+    $2.1 million from same shop sales.
-    $0.3 million primarily from products sold to franchisees, net of costs and adjustments.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Selling, General and Administrative	$57,536	$50,490	$7,046	14.0%	$161,866	$148,128	$13,738	9.3%
As a percentage of total revenues	17.0%	19.1%	N/A	(210) bps	17.3%	20.8%	N/A	(350) bps
Dutch Bros Inc.| Form 10-Q | 43

Three Months Ended September 30, 2024 v. 2023
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year total revenues), were driven by the following:
+    $9.9 million from investments in human capital, processes, and systems to support our revenue growth.
+    $4.2 million or 120 bps from organization realignment and restructuring costs.
-    $7.0 million or 210 bps from lower equity-based compensation charges.
The sum of the items listed above was offset by leverage from revenue growth, driving selling, general and administrative expenses to 17.0% of revenue, a year-over-year improvement of 210 bps .
Nine Months Ended September 30, 2024 v. 2023
The selling, general, and administrative impacts for the year-over-year comparison, presented in dollars and basis points (as a percentage of current year total revenues), were driven by the following:
+    $22.1 million from investments in human capital, processes, and systems to support our revenue growth.
+    $13.5 million or 140 bps from organization realignment and restructuring costs.
+    $1.5 million or 20 bps from expenses related to equity offerings.
-    $21.4 million or 230 bps from lower equity-based compensation charges.
-    $2.0 million or 20 bps from lower expense for certain legal disputes.
The sum of the items listed above was offset by leverage from revenue growth, driving selling, general and administrative expenses to 17.3% of revenue, a year-over-year improvement of 350 bps.
Other Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Interest expense on finance leases	$(5,541)	$(4,755)	$(786)	16.5%	$(16,499)	$(12,344)	$(4,155)	33.7%
Other interest expense, net	(1,328)	(4,570)	3,242	(70.9)%	(3,760)	(13,925)	10,165	(73.0)%
Interest expense, net	$(6,869)	$(9,325)	$2,456	(26.3)%	$(20,259)	$(26,269)	$6,010	(22.9)%
Other income (expense), net	764	(140)	904	N/M	7,357	2,206	5,151	233.5%
Total other expense	$(6,105)	$(9,465)	$3,360	(35.5)%	$(12,902)	$(24,063)	$11,161	(46.4)%
Three Months Ended September 30, 2024 v. 2023
The decrease in interest expense, net was primarily driven by interest income on cash invested in money market funds, partially offset by additional finance leases for new shop builds.
The increase in other income (expense), net was primarily driven by the gain on sale of the Company hangar and related equipment to our Co-Founder, and remeasurement losses in the prior period related to the TRAs liability compared to none in the current period.
Dutch Bros Inc.| Form 10-Q | 44

Nine Months Ended September 30, 2024 v. 2023
The decrease in interest expense, net was primarily driven by interest income on cash invested in money market funds, partially offset by additional finance leases for new shop builds.
The increase in other income (expense), net was primarily driven by higher remeasurement gains in the current period related to the TRAs liability and the gain on sale of the Company airplane and hangar.
Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Income tax expense	$4,698	$1,828	$2,870	157.0%	$17,330	$6,259	$11,071	176.9%
Effective tax rate	17.8%	12.0%	N/A	N/M	22.4%	31.3%	N/A	N/M
Three Months Ended September 30, 2024 v. 2023
The increase in tax expense was primarily driven by increased current year pre-tax income.
Nine Months Ended September 30, 2024 v. 2023
The increase in tax expense was primarily driven by increased current year pre-tax income, changes in state earnings mix, and its impact on deferred taxes.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $281.1 million and $133.5 million as of September 30, 2024 and December 31, 2023, respectively.
For the nine months ended September 30, 2024, our principal sources of liquidity were cash flows from operations and our delayed draw term loan facility. Our principal uses of liquidity for the nine months ended September 30, 2024 were to fund our new shop builds, our new Texas roasting facility, and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands; unaudited)	2024	2023	2024 v. 2023
Net cash provided by operating activities	$184,195	$94,906	$89,289
Net cash used in investing activities	(169,363)	(167,461)	(1,902)
Net cash provided by financing activities	132,757	202,163	(69,406)
Net increase in cash and cash equivalents	$147,589	$129,608	$17,981
Cash and cash equivalents at beginning of period	133,545	20,178	113,367
Cash and cash equivalents at end of period	$281,134	$149,786	$131,348
Dutch Bros Inc.| Form 10-Q | 45

Operating Activities
The increase in operating activities cash flows was primarily driven by:
+    Higher net income as a result of year-over-year shop growth and leverage of selling, general and administrative costs.
+    Working capital management.
Investing Activities
The increase in investing activities cash outflows was primarily driven by:
+    Investment in capital expenditures related to new company-operated shop openings.
Financing Activities
The decrease in financing activities cash flows was primarily driven by:
-    Proceeds from our 2023 follow-on offering.
+    Payoff of our net revolving credit facility in 2023.
+    Delayed draw term loan advance in 2024.
Cash Requirements
We believe that cash provided by operating activities and proceeds from our 2022 Credit Facility are adequate to fund our debt service requirements, lease obligations, cash distributions required by the OpCo LLC Agreement and the TRAs, and working capital obligations for at least the next 12 months.
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
As of September 30, 2024, cash requirements for the following items have materially changed from our 2023 Form 10-K:
•Operating lease liabilities — increased approximately $197 million from newly commenced leases.
•Debt obligations — increased approximately $142 million on a net basis primarily due to the proceeds from the delayed draw term loan under our 2022 Credit Facility.
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
Dutch Bros Inc.| Form 10-Q | 46

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
Interest Rate Swap Contract
The Company has an interest rate swap with JPMorgan Chase Bank, N.A. As of September 30, 2024, the interest rate swap had a notional amount of approximately $64.8 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the notional amount. The interest rate swap matures on February 28, 2027.
See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instruments for additional details related to our 2022 Credit Facility and interest rate swap contract.
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and company-operated shop gross profit margins. We typically experience higher nominal system sales in the summer months, which impacts revenue and company-operated shop gross profit margins in the second and third quarters of our fiscal year.
Critical Accounting Estimates
The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the assumptions, or selection of a different methodology, could have a significant impact on our financial position and the results that we report in our condensed consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
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
Dutch Bros Inc.| Form 10-Q | 47

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
Dutch Bros Inc.| Form 10-Q | 48

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
Sale of Aircraft
Gain impact related to the sale of our airplane, hangar and related equipment to our Co-Founder.
Organization realignment and restructuring
Fees and costs, including consulting, employee-related and other costs, in connection with our comprehensive initiative to develop and implement a long-term strategy involving changes to our organizational structure to support our growth. This initiative resulted in realignment activities that occurred in 2023, and restructuring activities that commenced in 2024, and are expected to continue for at least the next year. Given this strategic initiative's magnitude and scope, we do not expect such costs will recur in the foreseeable future, and do not consider such costs reflective of the ongoing costs necessary to operate our business.
Following are the reconciliations of the most comparable GAAP metric to non-GAAP metrics presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shop gross profit	68,377	22.2	56,992	24.1	192,698	22.6	137,943	21.9
Depreciation and amortization	22,470	7.3	16,332	6.9	63,202	7.4	44,132	7.0
Company-operated shop contribution	90,847	29.5	73,324	31.0	255,900	30.0	182,075	28.9
Dutch Bros Inc.| Form 10-Q | 49

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income	21,712	6.4	13,401	5.1	60,083	6.4	13,721	1.9
Depreciation and amortization	23,881	7.1	18,116	6.8	67,484	7.2	49,411	6.9
Interest expense, net	6,869	2.0	9,325	3.5	20,259	2.2	26,269	3.7
Income tax expense	4,698	1.4	1,828	0.7	17,330	1.8	6,259	0.9
EBITDA	57,160	16.9	42,670	16.1	165,156	17.6	95,660	13.4
Equity-based compensation	2,961	0.9	9,698	3.7	8,220	0.8	29,017	4.0
Expenses associated with equity offerings	—	—	—	—	1,489	0.2	—	—
Executive transitions	—	—	225	0.1	75	—	600	0.1
TRAs remeasurement	—	—	415	0.1	(5,687)	(0.6)	(1,740)	(0.2)
Legal proceedings	—	—	—	—	—	—	1,950	0.3
Sale of Aircraft	(550)	(0.2)	—	—	(1,302)	(0.1)	—	—
Organization realignment and restructuring:
Employee-related costs	3,998	1.2	—	—	13,287	1.4	—	—
Other costs	193	0.1	—	—	223	—	—	—
Total organization realignment and restructuring	4,191	1.3	—	—	13,510	1.4	—	—
Adjusted EBITDA	63,762	18.9	53,008	20.0	181,461	19.3	125,487	17.6

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative	57,536	17.0	50,490	19.1	161,866	17.3	148,128	20.8
Depreciation and amortization	(389)	—	(413)	(0.1)	(888)	(0.2)	(1,250)	(0.2)
Equity-based compensation	(2,688)	(0.8)	(9,698)	(3.7)	(7,583)	(0.8)	(29,017)	(4.0)
Expenses associated with equity offerings	—	—	—	—	(1,489)	(0.2)	—	—
Executives transition	—	—	(225)	(0.1)	(75)	—	(600)	(0.1)
Legal proceedings	—	—	—	—	—	—	(1,950)	(0.3)
Organization realignment and restructuring:
Employee-related costs	(3,998)	(1.2)	—	—	(13,287)	(1.4)	—	—
Other costs	(193)	(0.1)	—	—	(223)	—	—	—
Total organization realignment and restructuring	(4,191)	(1.3)	—	—	(13,510)	(1.4)	—	—
Adjusted selling, general and administrative	50,268	14.9	40,154	15.2	138,321	14.7	115,311	16.2
Dutch Bros Inc.| Form 10-Q | 50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation by increasing our menu prices over the past year, adjusting our Dutch Rewards loyalty program, and making operational adjustments that increase productivity. However, sustained inflation of or substantial increases in costs and expenses, including dairy, coffee, fuel, sugar, cocoa, and packaging commodities pricing, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of September 30, 2024, we employed approximately 17,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of September 30, 2024, we had no revolving loans outstanding, and $237.8 million was outstanding on our term loan facilities. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of September 30, 2024 would result in an increase in our annual interest expense of approximately $2.4 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 51

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 52

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
Dutch Bros Inc.| Form 10-Q | 53

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
Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” our consolidated financial statements and related notes in this Form 10-Q, before making an investment decision. If any of the risks and uncertainties described below occur, it could have a material adverse impact on our business, reputation, financial position, results of operations or cash flows, and the trading price of our Class A common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, reputation, financial condition, results of operations or cash flows, or the trading price of our Class A common stock. The risks relating to our business set forth in our 2023 Form 10-K, are set forth below and are unchanged substantively as of the date of this filing, except for those risks designated by an asterisk (*).
Dutch Bros Inc.| Form 10-Q | 54

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
Dutch Bros Inc.| Form 10-Q | 55

•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the war between Russia and Ukraine or the war between Israel and Hamas and the related risk of a larger regional conflict, terrorism, political instability or uncertainty, including the US presidential election, acts of public violence, boycotts, hostilities and social unrest, or resurgence of or new epidemics; and
•adverse outcomes of litigation.
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
The food service and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service, and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, including Dunkin’, CosMc’s, Starbucks, other specialty coffee shops, drive-thru QSRs, and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional, and local coffee chains, QSRs, and convenience shops for customers, shop locations, and qualified management and other staff. Compared to us, some of our competitors have been in business longer, have greater brand recognition, or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Certain markets may limit the number of drive-thru businesses operating within their geographic region, which could negatively affect our ability to grow into those markets. Some of our competitors have substantially greater financial and other resources to devote to innovation in products, technology, and market and consumer data analytics, including integration, use, or offering of new technologies, including artificial intelligence. We may be unable to offer new or innovative products and technologies to our customers that are offered by our competitors, or there may be a delay in our ability to innovate or implement new technologies. Any of these competitive factors may harm our business.
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of the Dutch Bros business model, such as our drive-thru convenience, digital ordering, and similar product offerings or branding, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Dutch Bros Inc.| Form 10-Q | 56

*Our strategic initiatives and growth strategy may be unsuccessful which could adversely affect our business and financial results.
As of September 30, 2024, Dutch Bros had 950 shops across 18 states, of which 645 were company-operated and 305 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the nine months ended September 30, 2024, we opened 103 new company-operated shops, across 15 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-Q | 57

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
Dutch Bros Inc.| Form 10-Q | 58

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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls, and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and customer demand. Additionally, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. In January 2024, we announced shifting approximately 40% of our total support staff to our Phoenix, Arizona office by January 1, 2025. In connection with our reorganization, we experienced increased turnover of support staff employees unable or unwilling to relocate to Arizona and may see further increased turnover in our support functions, which could potentially lead to inefficiencies, such as operational delays or disruptions and increased labor costs. In addition, increased turnover of support staff employees could make it difficult to retain other employees necessary to maintain an effective system of internal controls, including internal control over financial reporting, and timely file periodic reports with the SEC. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls, and to locate, hire, train, and retain management and broistas, particularly in new markets which may require significant capital expenditures.
Dutch Bros Inc.| Form 10-Q | 59

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
Additionally, social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Such platforms could be used for or result in polarizing campaigns or movements involving our brand. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
Dutch Bros Inc.| Form 10-Q | 60

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
As of September 30, 2024, approximately 32% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
Dutch Bros Inc.| Form 10-Q | 61

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
Dutch Bros Inc.| Form 10-Q | 62

*Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of September 30, 2024, our company-operated and franchised shops in the Western United States represent approximately 70% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory, or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operating at full capacity, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
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
Additionally, most of our beverages and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros. Blue Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros. Blue Rebel accounted for approximately 27% of our systemwide net sales in the nine months ended September 30, 2024. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
Dutch Bros Inc.| Form 10-Q | 63

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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly in 2022, and has remained elevated, including during the nine months ended September 30, 2024. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, in 2022, there were material increases in dairy costs and such dairy costs remained elevated through, and increased further in, the third quarter of 2024. If dairy costs further increase, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to cocoa, plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. For example, the cost of sugar increased significantly in 2022, 2023, and through the third quarter of 2024, and the cost of cocoa significantly increased in the first half of 2024 and remained elevated through the third quarter of 2024.
Dutch Bros Inc.| Form 10-Q | 64

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
Dutch Bros Inc.| Form 10-Q | 65

*We have a limited history of operating with a dispersed workforce and the long-term impact on our financial results and business operations are uncertain.
In January 2024, we announced shifting approximately 40% of our total support staff to our Phoenix, Arizona office by January 1, 2025. In addition, effective September 3, 2024, all employees who are not classified as remote were required to begin working in-person at either our Grants Pass or Pheonix offices at least four days a week. Our management and support functions are now working out of multiple offices and, in some cases, continuing to work remotely.
We have a limited history of operating with a dispersed workforce and the impact on our financial results and business operations remains uncertain, particularly in the near term. Additionally, there is no guarantee that we will realize any anticipated benefits to our business from our in-person and remote workforce, such as any cost savings or operational efficiencies.
Our ongoing return to in-person work in-office and maintenance of a dispersed workforce may make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, the loss of key personnel, difficulty in properly classifying employees, and harm to the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our information technology networks and systems and data processing as more of our employees utilize network connections outside our premises or network, including working at home, while in transit, and in public locations.
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
Dutch Bros Inc.| Form 10-Q | 66

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
Dutch Bros Inc.| Form 10-Q | 67

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
Dutch Bros Inc.| Form 10-Q | 68

Pandemics or disease outbreaks have had, and may continue to have, an effect on our business and results of operations.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, have impacted and may continue to impact customer traffic at our Dutch Bros shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and may increase commodity costs. The extent of the impact of pandemics or disease outbreaks on our business, operations, and development timelines and plans will depend on the specifics of any particular pandemic or disease outbreak that cannot be predicted at this time.
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
Dutch Bros Inc.| Form 10-Q | 69

*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates, continued economic inflation, and failures of financial institutions), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine and the war between Israel and Hamas, terrorism, or other geopolitical events, including the US presidential election. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Dutch Bros Inc.| Form 10-Q | 70

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
There has been an increased public focus, including from the United States federal and state governments, on ESG matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We are working to manage the risks and costs to us, our franchise partners and our supply chain associated with these types of ESG matters, however, there is no assurance that such efforts will result in the intended effective management of such risks and costs. In addition, as the result of such heightened public focus on ESG matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such ESG matters. For example, the state of California recently enacted Senate Bill 253 and Senate Bill 261, as amended by Senate Bill 219, referred to as the Climate Accountability Package, which requires certain companies doing business in California to report on various ESG matters, including greenhouse gas emissions. These matters and our efforts to address them could expose us to market, operational, reputational, and execution costs or risks.
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
Dutch Bros Inc.| Form 10-Q | 71

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
Dutch Bros Inc.| Form 10-Q | 72

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
Dutch Bros Inc.| Form 10-Q | 73

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
Dutch Bros Inc.| Form 10-Q | 74

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
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In January 2024, our prior Chief Executive Officer, Joth Ricci, transitioned and Christine Barone was appointed as our Chief Executive Officer. In addition, in April 2024, Brian Maxwell transitioned from the role of our Chief Operating Officer to the newly created role of Vice Chair, and Sumi Ghosh was appointed President of Operations, and in May 2024, our prior Chief Financial Officer, Charley Jemley, transitioned into the role of Strategic Advisor and Joshua Guenser was appointed as our Chief Financial Officer. Changes in our executive management team may also cause disruptions in, and harm to, our business. The loss of one or more of our executive officers or key employees could harm our business.
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
Dutch Bros Inc.| Form 10-Q | 76

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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, these include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, as amended (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. In the past few years, numerous states in the United States—including California, Virginia, Colorado, Connecticut, Oregon, New Hampshire, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws also impose stricter requirements for processing certain personal information, including sensitive personal data, such as data protection impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights.
Dutch Bros Inc.| Form 10-Q | 79

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
Dutch Bros Inc.| Form 10-Q | 80

We may at times fail to comply with applicable data privacy and security obligations, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or other third parties with whom we work do not comply with applicable data privacy and security obligations. Any failure (or perceived failure) by us or a third party with whom we work to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of the foregoing could result in an adverse consequences, including increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
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
Dutch Bros Inc.| Form 10-Q | 81

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
Dutch Bros Inc.| Form 10-Q | 82

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
We anticipate that Dutch Bros OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Dutch Bros OpCo Class A common units. Accordingly, Dutch Bros Inc. will incur income taxes on its allocable share of any net taxable income of Dutch Bros OpCo and will also incur expenses related to its operations, including payments under the Tax Receivable Agreements, which we expect could be significant. Furthermore, Dutch Bros Inc.’s economic interest in Dutch Bros OpCo will increase over time as the Continuing Members redeem or exchange their Dutch Bros OpCo Class A common units for shares of Class A common stock or cash, and, accordingly, Dutch Bros Inc.’s allocable share of Dutch Bros OpCo’s net taxable income is expected to increase over time.
Dutch Bros Inc.| Form 10-Q | 83

The OpCo LLC Agreement generally requires Dutch Bros OpCo to make pro rata cash distributions to the holders of Dutch Bros OpCo Class A common units, including Dutch Bros Inc., in amounts sufficient to (i) fund each holder’s tax obligations in respect of allocations of taxable income from Dutch Bros OpCo and (ii) cover Dutch Bros Inc.’s operating expenses, including payments under the Tax Receivable Agreements. However, Dutch Bros OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Dutch Bros OpCo or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Dutch Bros OpCo insolvent. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Dutch Bros OpCo could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit Dutch Bros OpCo’s ability to make distributions to Dutch Bros Inc.
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
*Dutch Bros OpCo may make distributions of cash to Dutch Bros Inc. in excess of the amounts used by Dutch Bros Inc. to make distributions to its stockholders and pay its expenses (including taxes and payments under the Tax Receivable Agreements). In certain circumstances, such excess cash could cause the value of a share of Class A common stock to be deemed to increase relative to the value of a Dutch Bros OpCo Class A common unit, and if actions are not taken to address this issue the Continuing Members could benefit disproportionately from any additional value of a share of Class A common stock attributable to such cash if they exercise their redemption or exchange rights.
Distributions required under the OpCo LLC Agreement from Dutch Bros OpCo to Dutch Bros Inc. may in certain periods exceed Dutch Bros Inc.’s liabilities, including tax liabilities, obligations to make payments under the Tax Receivable Agreements, and other expenses. Dutch Bros Inc.’s board of directors will, subject to applicable restrictions in any contract or agreement, including debt agreements, or any applicable law, determine from time to time the use of any such cash in excess of its liabilities so accumulated, which may include, among other uses, holding such cash balance in Dutch Bros Inc., purchasing additional Class A common units, lending such cash to Dutch Bros OpCo for operations, or using such cash to pay dividends on its Class A common stock. Dutch Bros Inc. has no obligation to distribute such cash to its stockholders and may be restricted from making such distributions to its stockholders. See “Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and finance our future operations or capital needs or engage in other business activities.”
Dutch Bros Inc.| Form 10-Q | 84

If future cash distributions from Dutch Bros OpCo exceed Dutch Bros Inc.’s liabilities and Dutch Bros Inc. retains such excess cash balance, the shares of Class A common stock may be deemed to increase in value relative to the Dutch Bros OpCo Class A common units. If there is an increase in the relative value of a share of Class A common stock, Continuing Members could be viewed as disproportionately benefiting because the OpCo LLC Agreement and our certificate of incorporation provide that each Dutch Bros OpCo Class A common unit may be redeemed or exchanged for one share Class A common stock. For example, Continuing Members could disproportionately benefit in instances where they have received a tax distribution from Dutch Bros OpCo and subsequently redeem or exchange Dutch Bros OpCo Class A common units for shares of Class A common stock on a one-to-one basis when the value of the Class A common stock is increased relative to the Dutch Bros OpCo Class A common units as a result of Dutch Bros Inc. retaining any cash distribution from Dutch Bros OpCo in excess of Dutch Bros Inc.’s liabilities. If Dutch Bros Inc. retains such excess cash, we may implement measures to mitigate any arguable disproportionate benefits to Continuing Members and to maintain the equal value of Dutch Bros OpCo Class A common units relative to the shares of Class A common stock into which they are exchangeable. Such measures may require consent from Continuing Members, amendment to the OpCo LLC Agreement or our amended and restated certificate of incorporation or approvals required under our governing documents, third-party agreements, including our debt agreements, or applicable law. No assurance can be given that we will be able to obtain the required consents or approvals or that we will be able to maintain the equal value of Dutch Bros OpCo Class A common units and corresponding shares of Class A common stock at all times. To the extent we are unable to fully eliminate any value disparity, our Continuing Members may arguably disproportionately benefit if they acquire shares of Class A common stock in redemption or exchange of their Dutch Bros OpCo Class A common units.
The Tax Receivable Agreements with the Continuing Members and Pre-IPO Blocker Holders require Dutch Bros Inc. to make cash payments to them in respect of certain tax benefits to which it may become entitled, and such payments may be substantial.
Dutch Bros Inc.| Form 10-Q | 85

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
Dutch Bros Inc.| Form 10-Q | 86

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
Dutch Bros Inc.| Form 10-Q | 87

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
Dutch Bros Inc.| Form 10-Q | 88

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
Dutch Bros Inc.| Form 10-Q | 89

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
Prior to the Secondary Offering in June 2024, our shares of Class C common stock and Class D common stock entitled its holder to three votes for each share (for so long as the aggregate number of outstanding shares of our Class C common stock and Class D common stock represents at least 5% of the total outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders are entitled to vote generally. As a result of the Secondary Offering in June 2024, the aggregate number of outstanding shares of our Class C common stock and Class D common stock represent less than 5% of the total outstanding shares of common stock. All of the outstanding shares of Class D common stock were converted into an equal number of shares of Class A common stock in June 2024 and there are no shares of Class D common stock outstanding. Pursuant to our amended and restated certificate of incorporation, our board of directors fixed September 30, 2024 as the date the number of votes per share of the remaining outstanding shares of Class C common stock was reduced to one vote per share. Our shares of Class C common stock have no economic rights. All of our Class C common stock are held by certain Continuing Members affiliated with our Sponsor.
Dutch Bros Inc.| Form 10-Q | 90

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
As of September 30, 2024, our Co-Founder beneficially owned approximately 73.2% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock (as of September 30, 2024, no Class D common stock was outstanding). Each share of Class A common stock entitles the holder to one vote and each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time). Thus, our Co-Founder exercises control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets. It is possible that our Co-Founder’s interests may not align with the interests of our other stockholders.
Our Co-Founder owned approximately 32.9% of the Dutch Bros OpCo Class A common units as of September 30, 2024. Because he holds some of his ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., our Co-Founder may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to Dutch Bros Inc., the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Co-Founder may also have different tax positions from Dutch Bros Inc. that could influence his decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
Dutch Bros Inc.| Form 10-Q | 91

*We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of September 30, 2024, our Co-Founder beneficially owned approximately 73.2% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Subject to the terms of the OpCo LLC Agreement, as of September 30, 2024, an aggregate of 63,368,730 Dutch Bros OpCo Class A common units may be redeemed or exchanged for shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
Dutch Bros Inc.| Form 10-Q | 92

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
Dutch Bros Inc.| Form 10-Q | 93

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
As of September 30, 2024, we had $237.8 million outstanding under our term loan facility. In addition, subject to certain restrictions under the 2022 Credit Facility, we may incur additional debt.
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
Dutch Bros Inc.| Form 10-Q | 94

For example, our 2022 Credit Facility generally requires that any tax distributions received by Dutch Bros Inc. that exceed its actual tax liability and operating expenses generally must be reinvested into Dutch Bros OpCo, which restricts our ability to distribute such cash to our stockholders or to retain such cash in Dutch Bros Inc. for other uses.
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
Dutch Bros Inc.| Form 10-Q | 95

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
Dutch Bros Inc.| Form 10-Q | 96

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
Dutch Bros Inc.| Form 10-Q | 97

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
Dutch Bros Inc.| Form 10-Q | 98

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
Dutch Bros Inc.| Form 10-Q | 99

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
Dutch Bros Inc.| Form 10-Q | 100

Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and wildfire smoke and extreme weather conditions in other areas in which we operate, such as hurricanes, high winds, and flooding in Texas and other states, water scarcity or drought in California and other states, extreme heat and cold, snow or ice storms, and other extreme weather events across the country, and disease outbreaks or pandemics, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We rely on the stable provision of utilities such as power and water that are subject to disruption or increased costs due to such events, which may cause significant operational disruptions or our operating costs to increase significantly. In the event of a major earthquake, hurricane, or catastrophic event such as drought, fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, property loss, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Our drive-thru model relies heavily on the ability of customers to safely drive to and from our shops, which can be negatively affected by extreme weather. Such extreme weather events may affect traffic to our shops and may have a harmful effect on the local economy, decreasing the demand for our products. For example, we experienced shop closures as a result of hurricanes in Texas and Florida during the third quarter of 2024. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
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
Dutch Bros Inc.| Form 10-Q | 101

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	1,350	$41.85	N/A	N/A
August 1 - 31, 2024	—	—	—	—
September 1 - 30, 2024	—	—	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None.
Dutch Bros Inc.| Form 10-Q | 102

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1†	Advisor Agreement, dated as of September 3, 2024, by and between Dutch Bros Inc. and Charles Jemley					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
† Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 103

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

November 7, 2024	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

November 7, 2024	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 104