Form 10-K
period 2024-12-31
Dutch Bros Inc.
filed 2025-02-13
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.9 billion, computed using the closing price on that day of $41.40.
As of February 6, 2025, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	116,247,434
Class B common stock	35,226,680
Class C common stock	2,730,334

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Dutch Bros Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the consolidated financial statements, included elsewhere in this Form 10-K
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
AUV	Average Unit Volume; determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months.
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Continuing Members	The Co-Founder and the Sponsor and any of their assignees or successors pursuant to the terms of the Exchange Tax Receivable Agreement or OpCo LLC Agreement
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
Exchange Tax Receivable Agreement	The Exchange Tax Receivable Agreement among the Company and the Continuing Members entered into in connection with reorganization transactions prior to the IPO.
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
MOB	A group of master broistas who travel to help open new locations and markets. They train new broistas on operations and infuse them with the culture of Dutch Bros.
N/M	A not meaningful percentage.
OpCo LLC Agreement	The Fifth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the OpCo LLC Agreement, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of that certain Reorganization Tax Receivable Agreement.
QSR	Quick Service Restaurant
Reorganization Tax Receivable Agreement	The Reorganization Tax Receivable Agreement among the Company and the Pre-IPO Blocker Holders entered into in connection with the reorganization transactions prior to the IPO.
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
Dutch Bros Inc.| Form 10-K | 1

GLOSSARY

TERM	DEFINITION
Same Shop Sales	The estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period.
SEC	Securities and Exchange Commission
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs	The Reorganization Tax Receivable Agreement, and the Exchange Tax Receivable Agreement entered into in connection with reorganization transactions prior to the IPO.
Western United States	The collection of states including Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.
Dutch Bros, our Windmill logo (), Dutch Bros Rebel, and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-K | 2

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements regarding the impact of inflation, increased minimum wages, and general macroeconomic conditions on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, anticipated capital expenditures, consumer demand, and our expectations regarding positive cash flow, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.
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

Dutch Bros Inc.| Form 10-K | 3

PART I

ITEM 1. BUSINESS
Dutch Bros Inc. is a Delaware corporation, and its Class A common stock trades on the New York Stock Exchange under the symbol “BROS”.
OUR COMPANY
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high- QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the quick service beverage industry in the United States by location count.
As of December 31, 2024, we had 982 shops, of which 670 were company-operated and 312 were franchise, across 18 states as shown in the graphic below. For additional information regarding company-operated and franchise shops by state, refer to Part I, Item 2 Properties of this Form 10-K

Shops by State

71
156
43
1
35
32
191
50
14
8
4
25
86
17
24
5
214
6

Dutch Bros Inc.| Form 10-K | 4

The Dutch Bros Experience

S|$2.15 M|$2.65 L|$3.65
AMERICANO
PRIVATE RESERVE ESPRESSO
CAL S:0 M:0 L:0
BLENDED
FROST
JR. MAFIA
GOODIES

Dutch Bros is more than just the products we serve: we are dedicated to making differences in the lives of our employees, customers, and the communities in which we operate. Our people are the key to our success and our broistas are the face of Dutch Bros, delivering on our core values of SPEED, QUALITY and SERVICE.

•SPEED: Our drive-thru and walk-up windows enable us to rapidly serve our customers. In 2024, we launched mobile order functionality which we expect could help us elevate throughput and enhance convenience.
•QUALITY: We take pride in the training and skills of our broistas, which enable them to provide consistent, high-quality hand-crafted beverages to our customers.
•SERVICE: We embrace a customer-first attitude and use every interaction to connect with our customers and seek to deliver an experience that exceeds our customers’ expectations.
The combination of hand-crafted and high-quality beverages, our unique drive-thru experience, and our community-driven people-first culture has allowed us to successfully open new shops and continue to share the “Dutch Luv”. To achieve these experiences and create meaningful differentiation in our industry, we and our franchise partners are committed to attracting and retaining broistas who deliver an experience that exceeds our customers’ expectations. We empower our broistas to take the extra step to make each customer interaction remarkable.
Our Menu
We sell a wide range of customizable hot, iced, and blended beverages.
•Coffee: coffee-based beverages make up ~50%1 of our menu mix. In our shops, we utilize premium La Marzocco machines to handcraft espresso shots for both our hot and cold custom classic and signature coffee beverages. We also sell our proprietary coffee-based “Freeze” blended beverages and cold brew. We import and roast our own coffee beans. Our Private Reserve coffee is a 100% Arabica three-bean blend, roasted by Dutch Bros in our Grants Pass, Oregon or Melissa, Texas facilities.
•Energy: ~25%1 of our menu mix is based upon our proprietary Dutch Bros Rebel® energy drink, which is highly customizable with flavors and modifiers and can be served blended or over ice. Our energy platform helps unlock the afternoon daypart and helps us appeal to a diverse customer base.
•Refreshments and Other: the remaining ~25%1 of our menu mix is a wide variety of teas, lemonades, smoothies, food, and sodas offering caffeine-lite and caffeine-free beverages that can be enjoyed across all dayparts and by customers of all ages.
_________________
1    Based on number of drinks sold across our system in 2024.
Dutch Bros Inc.| Form 10-K | 5

Customization is at the core of what we do, and we encourage our customers to make their drinks “their own” through the addition of flavors and other modifiers including protein milk, boba, soft top and a variety of other mix-ins and toppings. We believe this customization process helps create a competitive moat and drives a broad demographic appeal. Because of our robust pantry and “made-to-order” process, we also have the ability to tailor many of our drinks to specific dietary needs, including sugar-free, dairy-free, caffeine-free, and fat-free, which positions us favorably as customer trends evolve.

Our Dutch Rewards Loyalty Program
Dutch Rewards is our app-based digital loyalty program. In 2024, approximately 68% of all transactions were attributable to Dutch Rewards members, up from approximately 65% in 2023.

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

We utilize Dutch Rewards to communicate and interact directly with our customers and drive traffic. We see an opportunity to continue enhancing the sophistication of our segmentation and targeting efforts, using consumer insights to drive behaviors that we expect will create lasting value. We intend to continue investing in consumer insights and moving toward more personalized marketing to offer targeted messaging, offers, and rewards that enhance the Dutch Bros experience at an attractive return on investment.

Mobile Order
In 2024, we launched mobile order functionality within our Dutch Rewards app. As of December 31, 2024, over 95% of systemwide shops had mobile order functionality enabled. In most cases, customers can choose to park and pick-up at our walk-up window or pick up their order in our drive thru. To date, many customers have chosen to utilize the pick-up feature, which we believe has considerable capacity. Whether customers choose our drive thru or walk-up window, their drink is personally delivered with a friendly interaction from a broista, which we believe helps maintain and strengthen service and connection as competitive differentiators.
Our mobile order system interacts with our existing point-of-sale and kitchen display system, easing integration with our operations. We believe our shops are well situated for mobile order, with multiple beverage production bars and escape lanes and pick-up windows at many of our shops. We have the ability to throttle production at peak times to help ensure smooth operations.
Dutch Bros Inc.| Form 10-K | 6

We believe mobile order provides enhanced convenience to our customers, allowing for orders to be placed in advance of customers arriving at a shop and offering an alternative to waiting in line. Compared to our peers in the beverage industry, we believe we have an opportunity to drive traffic in the morning daypart. Mobile order may present an opportunity to appeal to a broader range of customers who may be time-constrained in the morning and have not previously considered Dutch Bros as part of their morning routine.
Our Shops
Speed is core to what we do at Dutch Bros. We primarily utilize a drive-thru model: approximately 90% of our business is conducted through the drive-thru with the remaining 10% conducted at our walk-up windows. The vast majority of our shops do not have lobbies with customer seating areas. We believe this business model places a premium on customer convenience without sacrificing the personal experience. Our shops and our real estate strategy are designed from the ground up to support this drive-thru centric business.
Although our shops typically have a smaller overall footprint than other drive-thru formats, essentially all of our square footage is used to support the production of beverages. We typically target lots that are at least 25,000 square feet to handle substantial car volume. Except for a handful of legacy “coffee houses,” which do have lobby areas, our shops are designed to enable customers to drive-thru or walk-up and enjoy their beverage off premises. Most of our shops feature either a single or double drive-thru window with multiple feeder lanes for traffic flow and a walk-up window.

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
When our shops are busy, a “runner” broista leaves the shop and greets our customers before they reach the drive-thru window. The runner explains the menu and helps customers personalize their orders. Using tablets, our runners take orders, sending them to broistas inside the shop, who utilize our flexible systems to hand-craft custom beverages.
Dutch Bros Inc.| Form 10-K | 7

Many of our shops also have walk-up ordering windows and “escape lanes” that enable customers to exit the line after a runner delivers their drink before reaching the window, helping increase throughput and reducing congestion. For illustration of our shop model, see the graphic below.
Our Long-Term Franchise Partners
We believe we have a high-quality and strong franchise base, made up of long-term franchise partners. Many of these franchise partners began their Dutch Bros journeys working in the shops as broistas.
Throughout our history, we have used a variety of development models, including both franchise and company-operated led growth. We currently utilize a mixed model, where we continue to encourage our franchisees to develop within their existing operating areas (where we believe there is significant room for continued growth) while developing new regions with company-operated shops.
Since 2017, our focus has been a company-operated strategy with all operators recruited from within our system. While we maintain great relationships with our existing franchise partners and they continue to open new shops as they look to infill their high-demand markets, we anticipate that the majority of new shops we open each year will be company-operated shops.
OUR GROWTH STRATEGIES
We are a high-growth company with considerable whitespace and opportunities. We will continue expanding our business to positively impact our communities through the following growth strategies:

GROW OUR PEOPLE: SCALE OUR CULTURE

•Recruit, develop, and retain great people

•Provide robust internal training and career advancement programs, which help develop a high-quality talent pool of candidates seeking larger roles within the Company

•Target 100% internal promotion for regional operators from a list of 400+ qualified candidates with an average tenure of 7 years

•Invest in our leadership team to support operations and drive strategy
Dutch Bros Inc.| Form 10-K | 8

DUTCH BROS
Coffee
DUTCH BROS
Coffee
GET UP EARLY, STAY UP LATE,
CHANGE THE WORLD!
DUTCH BROS
AMMON
ESTD 1992
OPEN

GROW OUR SHOP BASE: EXECUTE ON OUR LARGE WHITESPACE

•Open new shops with superior financial returns

•Target a “mid-teens” annual new shop growth rate

•Invest in our shop development teams so they can utilize new data sources, analytic techniques, and tighter underwriting standards

•Utilize a refined real estate strategy that balances penetration and pacing to support new shop productivity as we grow in new markets

GROW TRANSACTIONS: DEVELOP SALES LAYERS

•Innovation - assume an innovation leadership position within the beverage industry, keeping the brand fresh and encouraging trial and frequency

•Paid Media - build brand awareness in new and existing markets through enhanced messaging and elevated spending

•Dutch Rewards - increase sophistication of our segmentation and offers to drive more effective communication and higher frequency

•Mobile Order - offer greater convenience, widen our addressable customer set, and seek to drive frequency, especially in the morning daypart where customers may have greater time constraints.

•Food - test an expanded food offering in 2025 to better address customer needs in the critical morning daypart. We aim to capture beverage occasions that might be “lost” by potential customers who desire breakfast with their morning beverage and choose options other than Dutch Bros currently.

GROW MARGINS: DELIVER LONG-TERM MARGIN EXPANSION

•Continue targeting year-2 contribution margins of 30%+ for new shops, which support quick paybacks and funds new unit growth

•Seek opportunities to continue to reinforce our shop-level P&L through operational improvement, which will enable us to continue investing to maintain our competitive advantages

•Continue targeting and achieving Adjusted SG&A leverage through strong revenue growth and smart investments

Operations
Coffee Procurement and Roasting
We pride ourselves on the quality of our coffee. To ensure we are able to consistently deliver high-quality coffee across all shops in our system, we are actively involved in the sourcing, roasting, packaging, and distribution of coffee beans.
Dutch Bros Inc.| Form 10-K | 9

We partner with third-party importers and exporters to purchase and import our green coffee beans. Through this relationship, we source high-quality coffee beans from across Central and South America.
Since 2021, we have partnered with Enveritas, an independent nonprofit organization that provides sustainability verifications for coffee. Annually, we have our green coffee purchases and our farmer support impact investments assessed against Enveritas’ responsible sourcing standards. In their evaluation, Enveritas maps our sourcing footprint and evaluates and monitors environmental, economic, and social conditions within the sourcing areas where we purchase our coffee, including child labor and forced labor.
Within Dutch Bros, we sponsor a Coffee Origins Impact Program focused on continuous improvement and targeted investments in environmental, economic, and social conditions within our supply chain. We are also proud members of World Coffee Research, an organization dedicated to ensuring the future of coffee with a strategic aim to preserve origin diversity in the face of climate change and accelerate innovation for coffee agriculture and climate resistant varietal productivity.

We currently roast all our coffee in our roasting facilities in Grants Pass, Oregon and Melissa, Texas. We roast our coffee bean varietals to specific profiles designed to highlight each of the coffee beans’ unique flavors and aromas. After the coffee beans are roasted, we blend them to create our signature Private Reserve espresso blend.

We package and ship our Private Reserve, Decaf and White Coffee espresso blends to several distributors across the country that supply all our company-operated and franchised shops.
We designed our supply chain to be flexible in response to changes in the market. On average, we typically have approximately four months of green coffee bean inventory stored at our two ports of entry in the United States or at our roasting facilities. In the event of a supply disruption in any one of our production origins, we have identified alternate coffee beans with substantially similar flavor profiles that can be sourced and incorporated to produce our blend.
In mid-2024, we opened a new roasting facility in Melissa, Texas. We expect this facility will increase the resilience of our supply chain and reduce transportation costs as we expand company-operated shops eastward within the United States.
Sourcing and Supply Chain
In addition to coffee purchases, we also source dairy, syrups, packaging, Dutch Bros Rebel energy drink, and other items. We strive to have multiple sources for our key commodities, including dairy, to provide stability. As we grow eastward, we are continuing to adjust our supplier and distribution network to find partners more centrally located to our expanding shop base while continuing to evaluate our current market partnerships to ensure that they can grow and scale in accordance with our future plans. Strategically, our Supply Chain team is recalibrating its Innovation to Implementation pipeline, aiming to add more process capabilities while remaining nimble for increased product innovation at scale.
Dutch Bros Inc.| Form 10-K | 10

We also manufacture our own proprietary Dutch Bros Rebel energy drink via a co-bottling and co-packaging relationship. Neither our Dutch Bros Rebel energy drink, nor our syrups contain high-fructose corn syrup, as we use pure cane sugar as a sweetener for our non-sugar free offerings.
As we scale, we continue to look for opportunities to mitigate our impact on the environment. In 2023, we began rolling out tap systems and distributing our Dutch Bros Rebel energy drink via a “bag in a box” system for use in shop beverage taps, with a goal of helping us reduce our dependence on aluminum cans.

Quality, Health, and Safety
We and our franchise partners strive to maintain a safe, healthy environment at each shop through the careful training and supervision of personnel and by following rigorous quality standards. Our quality assurance team informs, monitors, and reports on standards for preparation and cleaning at each of our shops. The quality assurance team inspects both Company-owned and franchise shops on a regular cadence. As part of our people-first culture, the health and safety of our customers and employees are our highest priority.
Our commitment to beverage and food safety is strengthened through the direct relationships among our supply chain, culinary research and development, food safety, operations, and quality control teams. We collaborate with our supply chain partners on material decisions regarding ingredients and process changes to ensure our final customer-facing product meets our standards of approval. We examine new and existing suppliers’ food safety and quality records through compliance assessments, and we reserve the right to conduct spot-checks, onsite audits, and verify insurance coverage. We believe that our established requirement for franchise partners to purchase supplies and equipment from approved vendors further enhances safety and quality within our system.
Furthermore, as part of our broista onboarding process, new hires are taken through our “broista manifesto” which includes food safety training. Before working a shift on their own, broistas must pass our “flow check” test, which ensures they can make every drink to our high standards.
Our supply chain risk model stretches beyond food safety and quality assurance practices. Products are evaluated for risk on the basis of other numerous factors, including price volatility, supply continuity, and sustainability.
People
Our people are the heart of our mission and the foundation of our success. We strive to build meaningful relationships with our employees, who are key members of the communities we love and serve. We attract individuals who love growth, thrive in unique and fun environments, and radiate positivity. With a love for life, a natural ability to connect with others in any circumstance, and a genuine smile, our team members embody everything that makes Dutch Bros special.
As of December 31, 2024, we and our franchise partners have approximately 26,000 employees, of which approximately 18,000 employees are in our company-operated shops and headquarters. The chart below provides the approximate percentage of systemwide employees by shop type and state location:
Dutch Bros Inc.| Form 10-K | 11

Employees by State

AL
AZ
CA
CO
FL
ID
KS
KY
MO
NM
NV
OK
OR
TN
TX
UT
WA
WY
100%
58%
42%
33%
67%
16%
84%
100%
82%
18%
100%
100%
100%
100%
9%
91%
100%
61%
39%
100%
100%
100%
58%
42%
100%
Franchised shops
Company-operated shops / Headquarters

The charts below provide the approximate percentages of our company-operated shop and headquarters employees by gender and ethnicity:
Dutch Bros Inc.| Form 10-K | 12

Sharing the Dutch Luv
We are committed to sharing the Dutch Luv at our headquarters, at the window, and in our communities, cultivating an inclusive environment of love, acceptance, and kindness. Our commitment strives to ensure all customers, crews, and communities are welcomed, honored, and loved.
•Building Community Through Employee Resource Groups: Expanded and enriched Employee Resource Groups foster connection, belonging, and shared purpose among employees and allies. These groups create spaces where individuals can celebrate their identities, support one another, and collaborate on initiatives that make a meaningful impact, strengthening the sense of community across the organization.
•Continuous improvement of our library of training, events, and resources to headquarters employees and shop management.
Total Rewards
At our company, we are committed to fostering a dynamic and supportive workplace that nurtures the growth and satisfaction of our employees. To remain competitive in today’s ever-evolving business landscape, we routinely evaluate and adjust our salary and wage offerings, ensuring alignment with current labor market conditions.
As part of our strategic growth initiatives, we continuously enhance our total rewards program, which is designed to attract and retain exceptional talent. Our comprehensive suite of benefits reflects this commitment and includes several key offerings for our broistas, shop management, and headquarters employees, such as:
•Competitive Compensation: We uphold a company-wide minimum wage of at least $10.00 per hour, ensuring fair pay across all markets.
•Parental Leave: Employees in management roles and those at our headquarters benefit from more than eight weeks of company-paid parental leave after completing one year of service.
•Wellness Initiatives: Our wellness program empowers employees to prioritize their health and well-being, while our employee assistance program offers free access to support resources for all team members.
•Tuition Assistance: We provide financial support for professional development through tuition assistance, available after one full year of service, enabling our employees to enhance their skills and advance in their careers.
•Flexible Working Arrangements: Flexible working arrangements are a feature of our headquarters, which fosters a positive work-life balance through a hybrid work environment.
•Community Engagement: We encourage social responsibility by offering up to 16 hours of paid volunteer time for all employees, allowing them to contribute positively to their communities.
•Growth Opportunities: Our culture emphasizes teamwork and collaboration, with numerous opportunities for leadership development and career advancement.
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
Dutch Bros Inc.| Form 10-K | 13

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
Lead MOB
Regional Manager

	î		í
Regional Operator
This leadership program develops a pipeline of home-grown talent, which we believe will be sufficient for our new shop growth over the next several years.
Philanthropy
Since our inception, we have been dedicated to giving back to the communities in which we serve, and we consider our brand to be a powerful platform for social impact. Our philanthropic efforts support local and national causes. A culture of philanthropy and giving back to build better communities permeates the entire Dutch Bros organization, energizing our broistas and customers alike.
We host three company-wide giveback days each year. Dutch Bros, along with our franchise partners and the Dutch Bros Foundation (the Foundation) provide donations for funds raised in each of these giveback days. The Foundation is a not-for-profit founded by the Company that provides philanthropy to coffee farmers and local communities.
Dutch Bros Inc.| Form 10-K | 14

“Dutch Luv”	“Drink One for Dane”	“Buck for Kids”
Every February, we donate proceeds from every drink sold to local organizations working to fight food insecurity in our communities.	Every May, in honor of our co-founder Dane Boersma, we raise funds for the Muscular Dystrophy Association to find a cause and cure for ALS, or Lou Gehrig’s disease.	Every September, we dedicate a day to donate proceeds from every drink sold to nonprofit organizations helping create brighter futures for local kids.

2024 Donations
$0.9 million	$2.5 million	More than $1.0 million
In addition, during 2024, we donated our previous Grants Pass, Oregon headquarters building for development of a children’s learning center and recorded a net donation of $1.8 million.
Competition
The beverage industry is highly competitive and fragmented, and our shops compete on a variety of factors, including convenience, taste, price, quality, service, labor, and location. We believe our primary competitors include national and regional coffee chains, local specialty coffee shops, regional drive-thru beverage chains, and drive-thru quick service restaurants with coffee and other beverage programs. Our competitors operate company-operated, franchised, and mixed business models. In addition, we also compete with convenience stores.
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
We license the use of our marks to franchise partners, third-party vendors and others through franchise agreements, vendor agreements, and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks, impose brand standards requirements, and require licensees to inform us of any potential infringement of the marks.
We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.
Dutch Bros Inc.| Form 10-K | 15

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
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and shop gross profit margins. We typically experience higher nominal system sales in the summer months, which impacts revenue and shop gross profit margins in our second and third quarters of our fiscal year.
Information About our Executive Officers
The executive officers of Dutch Bros Inc. as of the filing of this Form 10-K, are as follows:

Travis Boersma, 54	Co-founder and Executive Chairman of the Board
Mr. Boersma is our Co-Founder and has served as our Executive Chairman since August 2021 and as the Executive Chairman of Dutch Bros OpCo since February 2021. Prior to serving as our Executive Chairman, he served as the Chief Executive Officer of Dutch Bros OpCo from February 2019 to February 2021. Mr. Boersma has led us as Co-Founder since 1992. Mr. Boersma attended Southern Oregon University.

Christine Barone, 51	Chief Executive Officer and President
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

Joshua Guenser, 46	Chief Financial Officer
Mr. Guenser has served as our Chief Financial Officer since May 2024, after a transitional period as Incoming Chief Financial Officer from February 2024 to May 2024. Mr. Guenser served as Chief Financial Officer of MOD Super Fast Pizza Holdings, LLC, a US-based fast-casual pizza restaurant chain, from March 2020 to January 2024. Prior to that, he served in various roles at Starbucks Corporation (Nasdaq: SBUX), a global coffee chain, from October 2009 to March 2020, most recently as Senior Vice President, Finance - Americas from January 2019 to March 2020, and prior to that, as Vice President, Finance - US Retail from July 2018 to January 2019. Mr. Guenser holds a Master of Professional Accounting and a B.A. in Business Administration from the University of Washington.
Dutch Bros Inc.| Form 10-K | 16

Sumi Ghosh, 57	President of Operations
Mr. Ghosh has served as our President of Operations since April 2024, after a transitional period as Incoming President of Operations from January 2024 to March 2024. Mr. Ghosh served as Global VP of Nike Stores for NIKE, Inc. (NYSE: NKE), a multinational athletic, footwear, apparel, equipment, and services corporation, from November 2021 to December 2023. Prior to that, he served as Chief Operating Officer of Foxtrot Ventures Inc., a food and drink convenience store and delivery service, from December 2020 to September 2021. He held various roles at Starbucks Corporation (Nasdaq: SBUX), a global coffee chain, from 2008 to December 2020, most recently as Senior Vice President of Siren Retail, Global Roastery and Reserve Stores from January 2019 to December 2020, and before that as Chief Executive Officer and Managing Director of TATA Starbucks Private Limited from January 2016 to January 2019. Mr. Ghosh serves on the Boards of Directors of the non-profit organizations India Initiative and New City Church. He holds a B.A. in Advertising from Michigan State University.

Tana Davila, 42	Chief Marketing Officer
Ms. Davila has served as our Chief Marketing Officer since June 2023. Prior to joining Dutch Bros, she served as Chief Marketing Officer at CKE Restaurants, Inc., a quick service restaurant group, from September 2022 to June 2023. Prior to that, she served in various roles at PF Chang’s China Bistro Inc., a casual dining restaurant chain, including most recently as Chief Marketing Officer from September 2019 to August 2022, as Senior Vice President – Marketing from January 2019 to September 2019, and as Vice President – Marketing and Brand Development from November 2017 to January 2019. Ms. Davila is a Fulbright Scholar and holds a B.A. in International Studies and German from Washington University in St. Louis, a J.D. from Seton Hall University, and an M.B.A. from Emory University.

Victoria Tullett, 57	Chief Legal Officer
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
Dutch Bros Inc.| Form 10-K | 17

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
Dutch Bros Inc.| Form 10-K | 18

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
•Dutch Bros OpCo may make distributions of cash to Dutch Bros Inc. in excess of the amounts used by Dutch Bros Inc. to make distributions to its stockholders and pay its expenses (including taxes and payments under the Tax Receivable Agreements). In certain circumstances, such excess cash could cause the value of a share of Class A common stock to be deemed to increase relative to the value of a Dutch Bros OpCo Class A common unit, and if actions are not taken to address this issue the Continuing Members could benefit disproportionately from any additional value of a share of Class A common stock attributable to such cash if they exercise their redemption or exchange rights.
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
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, decreases in general discretionary consumer spending (including due to higher gas prices, inflation or lack of consumer confidence), lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives), a reduction in individual vehicle ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new beverages are introduced. We may not be successful in introducing new products or new features to our mobile application that are adopted by our customers. Experimentation with and implementation of innovations in products and technologies may result in inefficiencies, such as a slowdown in our shop operations and traffic flow, disruption of workflows, technical glitches, disruption of current systems and technology, and negative customer experiences.
Dutch Bros Inc.| Form 10-K | 19

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
•changes in consumer preferences;
•disruptions in our supply chain;
•the impact of shortages or inflation on our cost of goods or labor, including construction supplies and labor, which we have recently seen;
•changes in governmental laws and rules, including those regarding minimum wage, and approaches to taxation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets, including the price or availability of goods;
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the war between Russia and Ukraine or the war between Israel and Hamas and the related risk of larger regional conflicts, terrorism, political instability or uncertainty, acts of public violence, boycotts, hostilities and social unrest, or resurgence of or new epidemics; and
•adverse outcomes of litigation.
Our marketing programs may not be successful, and our new menu items, advertising campaigns, and other initiatives may not generate increased revenues or profits.
We incur costs and expend resources in our marketing efforts on new menu items, advertising campaigns to raise brand awareness and attract and retain customers, and other initiatives. For example, we began testing hot food offerings in a limited number of shops and implemented mobile order capabilities in over 95% of shops during 2024. These initiatives, and other initiatives we implement, may not be successful in creating new occasions in our shops or improving our financial condition and results of operations, resulting in expenses incurred without the benefit of higher revenue. For example, new menu offerings may not generate enough customer interest and sales to become profitable or cover the costs of their implementation, and may reduce our operating income. Additionally, some of our competitors have substantially greater financial resources than we do, which enable them to spend significantly more on marketing, advertising, pricing and other initiatives. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items fail to reach our customers effectively and efficiently, for example if our marketing efforts do not continue to appeal to our current customers or are perceived negatively, there could be an adverse effect on our revenues and profits could decrease.
Dutch Bros Inc.| Form 10-K | 20

From time to time our marketing efforts include limited releases of either paid or complimentary merchandise. These limited releases may be unsuccessful in creating increased demand and result in incurred cost without additional benefit. They may also be more successful than planned, resulting in product scarcity and negative customer sentiment, including potential social media backlash, which could harm our reputation and negatively affect our profits.
We may not be able to compete successfully with other coffee shops, QSRs, and convenience shops, including the growing number of coffee delivery options. Intense competition in the food service and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors.
The food service and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service, and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, including Dunkin’, CosMc’s, Starbucks, other specialty coffee shops, drive-thru QSRs, and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional, and local coffee chains, QSRs, and convenience shops for customers, shop locations, and qualified management and other staff. Compared to us, some of our competitors have been in business longer, have greater brand recognition, or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Certain markets may limit the number of drive-thru businesses operating within their geographic region, which could negatively affect our ability to grow into those markets. Some of our competitors have substantially greater financial and other resources to devote to innovation in products, technology, and market and consumer data analytics, including integration, use, or offering of new technologies, including artificial intelligence (AI). We may be unable to offer new or innovative products and technologies to our customers that are offered by our competitors, or there may be a delay in our ability to innovate or implement new technologies. Any of these competitive factors may harm our business.
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
As of December 31, 2024, Dutch Bros had 982 shops across 18 states, of which 670 were company-operated and 312 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the year ended December 31, 2024, we opened 128 new company-operated shops, across 15 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
Dutch Bros Inc.| Form 10-K | 21

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
In addition, we may experience delays in our shop development and expansion plans due to unexpectedly long processing times or delays on the part of governmental agencies who issue necessary licenses, permits, and approvals. Delays in the permitting or licensure processes that may result from government shutdowns, staffing shortages, or similar actions that are out of our control, due to, among other things, loss of or uncertainty around federal funding, including the receipt of federal funding by states or state agencies where we operate, could lead to delays in building our shops and affect our shop development and expansion plans, which could harm our results of operations and financial condition
As part of our longer-term growth strategy, we expect to continue to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new shops, restrictions on the use of certain branding, or increases in the cost of development; difficulties in hiring qualified personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our shops in our existing markets, and we will need to build this recognition in new markets. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, and operating costs than existing shops, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new shops.
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
Dutch Bros Inc.| Form 10-K | 22

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
•our ability to operate effectively, including timely open and meet demand due to scarcity of equipment or other materials; and
•other unanticipated increases in costs, including costs of construction materials and trade labor, any of which could give rise to delays or cost overruns.
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
Dutch Bros Inc.| Form 10-K | 23

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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls, and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and customer demand. Additionally, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. In 2024, we shifted approximately 40% of our total support staff to our Phoenix, Arizona office. In connection with our reorganization, we experienced increased turnover of support staff employees unable or unwilling to relocate to Arizona and may see further increased turnover in our support functions, which could potentially lead to inefficiencies, such as operational delays or disruptions and increased labor costs. In addition, increased turnover of support staff employees could make it difficult to retain other employees necessary to maintain an effective system of internal controls, including internal control over financial reporting, and timely file periodic reports with the SEC. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls, and to locate, hire, train, and retain management and broistas, particularly in new markets which may require significant capital expenditures.
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
We may, from time to time, be faced with negative publicity, including on social media, regardless of its accuracy, relating to: beverage quality; pricing; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ or franchise partners’ food processing, employment practices, and other policies, practices, and procedures; or employee relationships and welfare; the appearance of our shops on third-party delivery platforms that may contain inaccurate menu pricing and extended delivery times; related parties, such as our Co-Founder, and their reputation, public perception, or actions, whether or not related to Dutch Bros; or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are determined to be responsible, and it may be difficult to address negative publicity, including as a result of fictitious media content (such as content produced by generative AI technologies or bad actors). In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-
Dutch Bros Inc.| Form 10-K | 24

operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
Additionally, social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Such platforms could be used for or result in polarizing campaigns or movements involving our brand. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction and, as we grow our brand awareness, the risk of visibility and potential magnitude of any resulting harm increases.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
Our inability to identify, recruit, and retain qualified individuals for our shops could slow our growth and adversely impact our ability to operate.
Our success also depends substantially on the contributions and abilities of our broistas on whom we rely to give customers a superior experience and elevate our brand. At Dutch Bros, it’s about having fun and giving customers our special brand of “Dutch Luv,” growing our people, and forming genuine relationships with our customers. Accordingly, our success depends in part upon our ability to attract, motivate, and retain a sufficient number of qualified operators, all of whom come from within our system, and broistas to meet the needs of our existing shops and to staff new shops. Some of our broistas advance to become operators and when they do, their prior positions need to be filled. We aim to hire warm, friendly, motivated, caring, self-aware, and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff is high and may require us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could harm our business.
Dutch Bros Inc.| Form 10-K | 25

We are subject to the risks associated with leasing space subject to long-term non-cancelable leases and, with respect to the real property that we own, owning real estate.
Our leases generally have initial terms of 15 years with renewal options. Shop leases provide for a specified annual rent, typically at a fixed rate for the first five years, with incremental escalations thereafter, and which may contain Consumer Price Index increases and other escalators. Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease, including facilities for corporate support staff, are likely to be subject to similar long-term non-cancelable leases. If an existing or future shop is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. Also, because we sometimes purchase real property for various shop locations and company facilities, we are subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the shops, which may result from competition from similar restaurants in the area as well as strict, joint and several liability for environmental contamination at or from the property, regardless of fault.
Our operating results and growth strategies are closely tied to the success of our franchise partners and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of December 31, 2024, approximately 32% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
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
Our franchise partners may not be able to secure adequate financing to open or continue operating their Dutch Bros shops. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our franchise partners become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales, and the impact on our profitability could be greater than the percentage decrease in these revenue streams. In addition, franchise partners may desire to sell their franchise locations, in some cases, to a third party, or to the Company, which may result in unexpected costs to the Company related to evaluating or consummating these transactions.
Dutch Bros Inc.| Form 10-K | 26

While we are responsible for ensuring the success of our entire system of shops and for taking a longer-term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. We may not be able to extend or renew agreements with our franchise partners on favorable terms. Our franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our shops, which could harm our business even if we have a successful outcome in the dispute.
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
As of December 31, 2024, our company-operated and franchised shops in the Western United States represent approximately 70% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory, or weather conditions in the Western United States, including recent significant increases in gas prices, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, until our roasting facility in Texas is operating at full capacity, our roasting operations are concentrated in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
Dutch Bros Inc.| Form 10-K | 27

Interruption of our supply chain of coffee, flavored syrups or other ingredients, coffee machines, and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of the supply of coffee, flavored syrups, dairy, coffee machines, cans for our Dutch Bros Rebel energy drink, and other restaurant equipment or packaging, including any packaging for our for our proprietary products, for any reason, including: the casualty loss of our roasting facilities; interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels; trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions; pandemics; social or labor unrest; acts of terrorism; natural disasters; or political disputes and military conflicts could have a negative material impact on our business and our profitability. For example, in 2005, our roasting facility burned and our costs increased as we replaced these operations by purchasing coffee from other roasters and paying for contract roasting to cover for the shortage in our own supply, and, in 2021, there were global delays in shipping due in part to the COVID-19 pandemic.
Uncertainty around potential tariffs, embargoes, or similar restrictions could cause uncertainty and disruption in our supply chain, whether or not any such tariffs, embargoes, or similar restrictions are ultimately enacted, and could have a negative material impact on our business and our profitability. For example, in January 2025, the US President announced the imposition of tariffs and other sanctions on Canada, Mexico, and Colombia, and it remains uncertain whether they, or similar measures, will ultimately be enacted. Any tariffs or other barriers to trade affecting Central and South America, from where we source our coffee beans, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability.
Additionally, most of our beverages and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros Rebel energy drinks accounted for approximately 26% of our systemwide net sales in the year ended December 31, 2024. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
We have experienced disruptions in our supply chain for certain products including cups, canning supplies, lids, espresso machines and restaurant equipment parts, and certain building materials and supplies. While we have, to this point, been able to find acceptable replacements or substitutes or prepurchase certain materials or items, this may not always be possible, especially if supply chains continue to suffer disruptions for extended periods of time. If we are unable to source critical or proprietary supplies, find acceptable replacements or substitutes, or adapt our construction strategies effectively, we may be unable to sustain our growth, and it may negatively affect our business and profitability. Finding acceptable replacements or substitutes may require trial and error that could cause losses or delays. If construction and building materials are not of the quality or durability we typically require, this may lead to increased maintenance costs or even business interruption for necessary repairs or replacements in the future, and may also lead to construction defect claims which could be time-consuming and expensive to resolve. If we are unable to locate sufficient building or construction materials, or to successfully scale our construction and new shop opening operations, we may not be able to achieve our stated growth objectives.
Dutch Bros Inc.| Form 10-K | 28

Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy, or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy, or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans, dairy, and other commodities are subject to significant volatility. We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends, among other factors, upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly in 2022, has since remained elevated, and further increased significantly during the year ended December 31, 2024, and we expect will continue increasing during 2025. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, in 2022, there were material increases in dairy costs and such dairy costs remained elevated through, and increased further in, the third quarter of 2024. If dairy costs further increase, this could harm our business. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to cocoa, plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. For example, the cost of sugar increased significantly in 2022 and 2023, and remained elevated during 2024, and the cost of cocoa increased significantly during 2024.
Increases in the cost of other commodities, such as petroleum, may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, tariffs or similar governmental measures, delays or interruptions in processing, may impact consumer spending, or could otherwise harm our business. For example, in 2022, we believe fluctuating increases in gas prices negatively impacted consumer discretionary spending, particularly in the Western United States where such increases were relatively higher and where our shops are geographically concentrated.
Dutch Bros Inc.| Form 10-K | 29

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
In 2024, we shifted approximately 40% of our total support staff to our Phoenix, Arizona office. In addition, effective September 3, 2024, all employees who were not classified as remote were required to begin working in-person at either our Grants Pass or Phoenix offices at least four days a week. Our management and support functions are now working out of multiple offices and, in some cases, continuing to work remotely.
Dutch Bros Inc.| Form 10-K | 30

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
We may also experience an increased risk of privacy and data security breaches and incidents involving our information technology networks and systems and data processing as our employees continue to utilize network connections outside our premises or network, including working at home, while in transit, and in public locations. The mobility of our remote workers may also subject us to an increased risk of regulatory claims if our remote employees establish a nexus for our business in unanticipated jurisdictions. This could cause us to be subject to tax and employment claims in the applicable jurisdiction. Any of these factors could adversely affect our financial condition and operating results.
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
Our (and those of the third parties with whom we work) information technology networks and systems, and the Processing of Sensitive Information they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. These threats are prevalent, continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states, and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to market, produce, sell, and distribute our products.
Dutch Bros Inc.| Form 10-K | 31

The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, attacks enhanced or facilitated by AI, or malware and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
We rely upon third parties to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, third party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our Dutch Rewards mobile app, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or in the third parties with whom we work supply chains have not been compromised.
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
Any of the previously identified or similar threats and issues could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Sensitive Information or our information technology networks and systems (or those of the third parties with whom we work). For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.
Dutch Bros Inc.| Form 10-K | 32

We may expend significant resources or modify our business activities to try to protect against such security incidents and/or fraud. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard, or reasonable security measures to protect our information technology networks and systems and Sensitive Information. Despite our efforts to protect our information technology networks and systems, and our Processing of Sensitive Information, no security solution, strategy, or measures can address all possible security threats and/or fraud. Additionally, Sensitive Information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees’, personnel’s, or third parties with whom we work.
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
Dutch Bros Inc.| Form 10-K | 33

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
Dutch Bros Inc.| Form 10-K | 34

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
Dutch Bros Inc.| Form 10-K | 35

Ongoing public and government scrutiny of environmental, social, and corporate governance (ESG) matters or our reporting of such matters could negatively impact our business.
There has been an ongoing public focus, including from the United States federal and state governments, on ESG matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We are working to manage the risks and costs to us, our franchise partners and our supply chain associated with these types of ESG matters, however, there is no assurance that such efforts will result in the intended effective management of such risks and costs. In addition, as the result of such focus on ESG matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such ESG matters. These matters and our efforts to address them could expose us to market, operational, reputational, and execution costs or risks.
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
Additionally, the steps we have taken to protect our intellectual property in the United States and internationally may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes, or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. We license our intellectual property to third parties with whom we do business, which could result in misuse of our intellectual property and harm to our brand. Even with our own franchise partners, whose activities are monitored and regulated through our franchise agreements, we face risk that they may refer to or make statements about our Dutch Bros brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.
Dutch Bros Inc.| Form 10-K | 36

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
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, allergen cross-contamination, or improper employee conduct at our shops could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Validated food safety issues could also result in regulatory action and may lead to a recall of impacted offerings. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.
We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses. Our new strategic initiatives, such as hot food, may require new or increased food safety measures, which we may not be successful in implementing. In addition, we rely on third party vendors to supply our ingredients and, in some cases, to assemble and package our products, whose practices and any resulting food safety and quality concerns could negatively impact our business New illnesses resistant to our, or our third party vendors’, current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised shops could negatively affect sales at all our shops if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our shops. Additionally, even if food-borne illnesses were not identified at our shops, our sales could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.
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
Dutch Bros Inc.| Form 10-K | 37

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
Dutch Bros Inc.| Form 10-K | 38

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
Furthermore, the successful operation of our business depends upon our, and our franchise partners’, ability to attract, motivate, and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or to which we expand. Shortages may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new company-operated and franchised shops and adversely impact the operations and profitability of existing shops. Changing conditions beyond our control, including the potential effects of climate change, could affect the desirability of working in our shops, such as increases in extreme heat or cold, wildfire smoke, and other extreme weather events that make working outdoors or in a limited space more difficult. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we and our franchise partners are unable to recruit and retain sufficiently qualified individuals, our business could be harmed.
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
Dutch Bros Inc.| Form 10-K | 39

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
At Dutch Bros, we believe our people-first culture is a critical component of our success and customer loyalty. The success of this differentiated people-first culture and serving hand-crafted, high-quality beverages through the convenience of a premium drive-thru experience has helped us enter new markets and rapidly open new shops. We have invested substantial time and resources in developing pathways for our employees to create their own compelling future, which we believe has fostered the positive, people-first culture that defines our organization and is enjoyed by our customers. We have built out our leadership team with an expectation of protecting this culture, an emphasis on shared values and a commitment to diversity and inclusion. In 2024, we shifted approximately 40% of our total support staff to our Phoenix, Arizona office, which may create additional challenges maintaining our corporate culture. As we continue to develop and expand across the United States, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our company culture could negatively affect our future success, including our ability to retain and recruit personnel, and result in a loss of customer loyalty.
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
Dutch Bros Inc.| Form 10-K | 40

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
Dutch Bros Inc.| Form 10-K | 41

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
The development and operation of a shop depends, to a significant extent, on the selection of suitable sites for drive-thrus, which are subject to unique permitting, zoning, land use, environmental, traffic, and other regulations and requirements. Drive-thru concepts in general may not be seen as desirable in some jurisdictions, and the long lines that may result from the popularity of our brand and success of our shops may lead to negative perceptions from neighboring businesses and residences, which may lead to difficulties in obtaining or maintaining required permits. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards.
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
Dutch Bros Inc.| Form 10-K | 42

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
We (and the third parties with whom we work) are subject to stringent and changing laws, regulations, industry standards, contractual obligations, policies, and other obligations related to data privacy and security. The actual or perceived failure by us or the third parties with whom we work to comply with such obligations, may harm our business, financial condition and results of operations, and prospects.
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
Data privacy and security have become a significant issue in the United States. The legal and regulatory framework for data privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. The number and scope of data privacy and security obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other obligations. We expect that there will continue to be new data privacy and security obligations, and any significant change to data privacy and security obligations could increase compliance costs for us and the third parties with whom we work and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that Process personal information on our behalf. In addition, these obligations may require us to change our business model.
Dutch Bros Inc.| Form 10-K | 43

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additional data privacy and security laws include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, as amended (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. In the past few years, numerous states in the United States—including California, Virginia, Colorado, Connecticut, Oregon, New Hampshire, Texas, Montana, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws also impose stricter requirements for processing certain personal information, including sensitive personal data, such as data protection impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. In addition, other data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
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
We are also contractually subject to data privacy and security obligations, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data privacy laws or other related obligations and to comply with industry standards adopted by industry groups. We may become subject to new data privacy and security contractual obligations in the future. Additionally, because we accept payments using credit cards and debit cards, we are subject to the PCI DSS. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with the PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on third parties to process payment card data, and those third parties may be subject to PCI DSS. Our business may be negatively affected if these third parties are fined or suffer other consequences as a result of PCI DSS noncompliance (or perceived noncompliance).
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
Dutch Bros Inc.| Form 10-K | 44

Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI technologies, it could make our business less efficient and result in competitive disadvantages.
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
Dutch Bros Inc.| Form 10-K | 45

Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results, which lawsuit was followed by a number of stockholder derivative lawsuits based on substantially the same underlying factual allegations. While all claims in the above-described putative class action lawsuit were dismissed by the court with prejudice, and all stockholder derivative lawsuits based on substantially the same underlying factual allegations have been dismissed, the outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have also been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Dutch Bros, Dutch Bros OpCo, or any subsidiary thereof is named as a party may result in substantial expenses and/or damages, even if such lawsuits may ultimately be decided in our favor.
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
Dutch Bros Inc.| Form 10-K | 46

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information, attitudes, or regulations regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition, and results of operations.
Government regulation and customer consumption habits may impact our business as a result of changes in attitudes regarding diet and health (including use of weight-loss or appetite-suppressing drugs) or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
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
We cannot make any assurances regarding our ability to effectively respond to changes in customer health perceptions or our ability to successfully implement nutrient content disclosure requirements or other resulting regulations, including potential regulations around the use of certain ingredients or additives, or to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws and such other regulations could have an adverse effect on our results of operations and financial position, as well as the food service and restaurant industry in general.
We may be unable to identify all potential allergens present in our products at the time of purchase, whether they may have been introduced by us or by our third party vendors. This could result in the inability of some customers to purchase our products, or could result in negative health consequences for individuals sensitive to such allergens who choose to purchase our products regardless. A potentially serious allergic reaction to our products may result in negative public perception and could harm our business and results of operations.
In addition, social media has contributed to an increase in “secret menu” style drinks that are not created or marketed by us. Such drinks can be ordered by customers, for example, by asking for specific combinations of flavors or ingredients. We have no control over such trends, may not become timely aware of them, and may be unable to provide nutritional information for them. Such trends may also result in the mixture of ingredients in ways that could be perceived negatively, including with regard to health effects, and such perception could harm our business.
Dutch Bros Inc.| Form 10-K | 47

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
Dutch Bros Inc.| Form 10-K | 48

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
Distributions required under the OpCo LLC Agreement from Dutch Bros OpCo to Dutch Bros Inc. may in certain periods exceed Dutch Bros Inc.’s liabilities, including tax liabilities, obligations to make payments under the Tax Receivable Agreements, and other expenses. Dutch Bros Inc.’s board of directors will, subject to applicable restrictions in any contract or agreement, including debt agreements, or any applicable law, determine from time to time the use of any such cash in excess of its liabilities so accumulated, which may include, among other uses, holding such cash balance in Dutch Bros Inc., purchasing additional Class A common units, lending such cash to Dutch Bros OpCo for operations, or using such cash to pay dividends on its Class A common stock. Dutch Bros Inc. has no obligation to distribute such cash to its stockholders and may be restricted from making such distributions to its stockholders. See “Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and finance our future operations or capital needs or engage in other business activities.” See also Item 9B Other Information “Dutch Bros OpCo Fifth Amended and Restated Limited Liability Company Agreement” and “Class A Common Unit Issuance and Share Cancellation.”
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
Dutch Bros Inc.| Form 10-K | 49

In connection with the IPO, Dutch Bros Inc. entered into the Tax Receivable Agreements with the Continuing Members and the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to the Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Dutch Bros OpCo Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of the Dutch Bros OpCo and its subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Dutch Bros OpCo Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Dutch Bros OpCo Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Internal Revenue Code of 1986, as amended (the Code), as a result of Dutch Bros Inc.’s earlier acquisition of other Dutch Bros OpCo Class A common units in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc. from the Blocker Companies in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
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
Dutch Bros Inc.| Form 10-K | 50

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
Dutch Bros Inc.| Form 10-K | 51

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
Risks Related to Ownership of Our Class A Common Stock
Additional stock issuances (including pursuant to the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members) could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline.
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
Dutch Bros Inc.| Form 10-K | 52

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
Dutch Bros Inc.| Form 10-K | 53

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2023, a putative class action lawsuit was filed alleging that Dutch Bros Inc. and certain of its executive officers made false or misleading statements about the impact of commodity inflation on our financial results for the first quarter of 2022, which lawsuit was followed by a number of additional lawsuits based on substantially the same underlying factual allegations. While all claims in the above-described putative class action lawsuit were dismissed by the court with prejudice, and all additional lawsuits based on substantially the same underlying factual allegations have been withdrawn, other litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Dutch Bros Inc.| Form 10-K | 54

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
Our Co-Founder continues to have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
As of December 31, 2024, our Co-Founder beneficially owned approximately 74.8% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock (since June 2024, no shares of Class D common stock were outstanding). Each share of Class A common stock entitles the holder to one vote and each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time). Thus, our Co-Founder exercises control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets. It is possible that our Co-Founder’s interests may not align with the interests of our other stockholders.
Our Co-Founder owned approximately 32.9% of the Dutch Bros OpCo Class A common units as of December 31, 2024. Because he holds some of his ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., our Co-Founder may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to Dutch Bros Inc., the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Co-Founder may also have different tax positions from Dutch Bros Inc. that could influence his decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
Dutch Bros Inc.| Form 10-K | 55

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2024, our Co-Founder beneficially owned approximately 74.8% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Future sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.
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
Subject to the terms of the OpCo LLC Agreement, as of December 31, 2024, an aggregate of 61,771,949 Dutch Bros OpCo Class A common units may be redeemed or exchanged for shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
However, all such shares are now eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144.
Dutch Bros Inc.| Form 10-K | 56

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
Dutch Bros Inc.| Form 10-K | 57

Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of December 31, 2024, we had $234.7 million outstanding under our term loan facility. In addition, subject to certain restrictions under the 2022 Credit Facility, we may incur additional debt.
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
For example, our 2022 Credit Facility generally requires that any cash distributions received by Dutch Bros Inc. that exceed its actual tax liability and operating expenses generally must be reinvested into Dutch Bros OpCo, which restricts our ability to distribute such cash to our stockholders or to retain such cash in Dutch Bros Inc. for other uses.
In addition, our 2022 Credit Facility contains financial covenants that require us not to exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them.
Dutch Bros Inc.| Form 10-K | 58

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.
Dutch Bros Inc.| Form 10-K | 59

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We have previously identified and remediated material weaknesses in our internal control over financial reporting and cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, our management and auditors determined that material weaknesses existed in the internal control over financial reporting. Although we have implemented measures designed to improve our internal control over financial reporting and remediated these material weaknesses, we cannot assure you that the measures we have taken to date will be sufficient to avoid potential future material weaknesses
If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement those processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in reporting requirements or accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Dutch Bros Inc.| Form 10-K | 60

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
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm has issued in the past and may in the future issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.
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
Dutch Bros Inc.| Form 10-K | 61

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
Dutch Bros Inc.| Form 10-K | 62

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
Dutch Bros Inc.| Form 10-K | 63

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
Dutch Bros Inc.| Form 10-K | 64

Economic and business factors that are largely beyond our control may adversely affect consumer behavior and the results of our operations.
Our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing and sustained inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political, and budget concerns, uncertainty, or divisions, including due to the changes in both the executive and legislative branches of the US federal government in 2025, may have a negative effect on consumer confidence and discretionary spending. For example, the federal government provided relief from student loan payments beginning in March 2020, and extended such relief multiple times through September 2023, when loan payments resumed. This and similar governmental acts could have significant impact on consumer discretionary spending. A significant decrease in our customer traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results.
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
We utilize certain third-party service providers to perform a variety of functions, such as outsourcing certain business critical functions, augmenting staff for after-hours support, help tracking chain of custody for physical PCI devices for our shops, providing applications, hosting our systems, distributing our products, property management, providing cloud-based infrastructure, data center facilities, encryption and authentication technology, supporting corporate productivity services, and other functions. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, for certain service providers, our vendor management process includes reviewing the cybersecurity practices of certain providers, contractually imposing obligations on certain providers related to the services they provide and/or the information they process, conducting security vulnerability assessments, requiring providers to complete written questionnaires regarding their services and data handling practices, conducting periodic re-assessments during their engagement, using a third party vendor management security company to provide certain ongoing monitoring, or annually collecting certain information security-related compliance documentation and reports.
Dutch Bros Inc.| Form 10-K | 65

Risks from cybersecurity threats are among those that we address in the Company’s general risk management program. As part of our overall risk management processes, the Company maintains various policies related to information security, including, for example, an Incident Response Policy and a Cybersecurity Incident Reporting Policy. We identify cybersecurity threats as part of our risk management processes, including (depending on the environment or systems) through internal monitoring, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environments, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats, and conducting security vulnerability assessments to identify vulnerabilities. Our information technology team is responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks under the oversight of our Chief Technology and Information Officer. This team works with third parties from time to time to help identify, assess, and manage cybersecurity risks, including professional services firms and other vendors.
Based on our assessment process, we implement and maintain various technical, physical, and organizational measures designed to manage and mitigate cybersecurity risks and potential material impacts. Depending on the environment or systems, we implement measures designed to prevent, detect, respond to, mitigate, and recover from identified and significant cybersecurity threats. The risk management and reduction measures we implement for certain of our environments or systems include: policies and procedures designed to address cybersecurity threats, including an incident response policy, acceptable use policy, and vulnerability management policy; internal and/or external security audit assessments of select environments to assess our exposure to cybersecurity threats, compliance with risk mitigation procedures, and the effectiveness of relevant controls; documented risk assessments; encryption of certain data; network security controls in certain systems; physical and electronic access controls in certain environments; asset management, tracking and disposal; systems monitoring of certain systems; employee security training; penetration testing of certain environments; maintaining cyber insurance; and a dedicated cybersecurity leader.
Our business, results of operations, financial condition, or reputation could be materially affected as a result of certain risks from cybersecurity threats, including for example, due to: the cost of and modification of business activities and implementation of security measures; system failure, data loss, fraud or theft; disruptions, including in operations; delays in remediation of high risk or critical vulnerabilities; costs of notices and other disclosures that may be required by applicable data privacy and security obligations; or our inability to recover such costs under insurance policies or contractual rights. See "Risks Related to Our Business" in Item 1A, Risk Factors for more information and a description of the risks from cybersecurity threats that materially affect the Company.
Governance
The Audit and Risk Committee of the board of directors is responsible for oversight of the Company’s processes and policies for enterprise risk identification, management, and assessment, including certain risks around data privacy, technology, and information security. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Technology and Information Officer, Venki Krishnababu, who has over 30 years of experience in the information technology field. Prior to serving the Company, Mr. Krishnababu served in various information technology roles, most recently as Chief Technology Officer, at lululemon athletica inc. (NASDAQ: LULU), and prior to that as Chief Technology Officer at Premera Blue Cross.
Our Chief Technology and Information Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Technology and Information Officer and his team are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Dutch Bros Inc.| Form 10-K | 66

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including reporting certain incidents to a cross-functional group responsible for making ongoing assessments of reported incidents. This group is led by our Chief Legal Officer and Chief Technology and Information Officer, and includes members of our standing Disclosure Committee. The Chief Legal Officer is responsible for informing the Audit and Risk Committee regarding certain significant cybersecurity threats and risks, and meets with the Audit and Risk Committee periodically or at special meetings to review and discuss issues. Additionally, our Chief Legal Officer oversees an annual enterprise risk assessment that addresses certain applicable cybersecurity risks, the results of which are presented to the Audit and Risk Committee. We also engage a third party consulting firm to assist with our annual enterprise risk assessment. Our Chief Legal Officer works with the Board, senior management, others at various levels of the organization, and our outside advisors to help identify, assess, and validate the Company’s top risks, taking into account past risk mitigation activities and future plans. Under our Cybersecurity Incident Reporting Policy, the Chief Legal Officer is also responsible for communicating to the Audit and Risk Committee the activities of the Company related to the assessments and reporting of potentially significant cybersecurity incidents.
ITEM 2. PROPERTIES
As of December 31, 2024, we had 670 company-operated and 312 franchise shops with 982 total shops in 18 states. The chart below shows our properties by state as of December 31, 2024.

AL
AZ
CA
CO
FL
ID
KS
KY
MO
NM
NV
OK
OR
TN
TX
UT
WA
WY
5
5
48
38
86
71
120
191
8
42
50
6
6
36
7
43
14
14
4
4
8
8
17
17
3
32
35
24
24
102
54
156
25
25
214
214
32
32
43
28
71
1
1
Franchise
Company-operated

Dutch Bros Inc.| Form 10-K | 67

In addition to our company-operated shops, we own and lease the following facilities:

Location	Primary Function(s)	Square Feet	Owned or Leased
Grants Pass, Oregon	Headquarters office space	21,000	Leased
Grants Pass, Oregon	Roasting and packing facility	36,000	Owned
Grants Pass, Oregon	Roasting and warehouse facility	21,000	Leased
Melissa, Texas	Roasting and packing facility	65,000	Owned
Scottsdale, Arizona	Office space	25,000	Leased
Tempe, Arizona	Headquarters office space	136,000	Leased
Our principal executive offices are located at 300 N. Valley Drive, Grants Pass, Oregon, 97526. We believe our current facilities are suitable for our near-term needs. In addition, we expect to continue to add additional capacity on an as-needed basis.
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
Dutch Bros Inc.| Form 10-K | 68

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “BROS”. There is no established public trading market for our Class B common stock, Class C common stock, or Class D common stock. Since June 2024, there have been no shares of Class D common stock outstanding.
Stockholders
As of December 31, 2024, our Class A common stock was held by 122 holders of record. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of December 31, 2024, we also had three holders of record of our Class B common stock, and one holder of record of our Class C common stock.
Dividend Policy
We have not declared or paid dividends on our Class A common stock. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends. We intend to continue to retain earnings for our use in operation and expansion of our business. Any future determination to pay dividends to holders of our Class A common stock will be at the discretion of our Board and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements, and other factors that our Board deems relevant.
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
Dutch Bros Inc.| Form 10-K | 69

	Sep 15, 2021	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024
Dutch Bros Inc.	$100.00	$138.79	$76.85	$86.34	$89.97	$112.87	$87.32	$142.80
S&P 500 Index	$100.00	$106.37	$85.69	$106.45	$117.27	$121.87	$128.61	$131.27
S&P 500 Consumer Discretionary Index	$100.00	$109.67	$68.46	$96.55	$101.14	$101.59	$109.31	$124.68
The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Recent Sales of Unregistered Securities
The Continuing Members, from time-to-time, may require us to exchange all or a portion of their Dutch Bros OpCo Class A common units (together with the cancellation of any shares of our Class B common stock or Class C common stock paired with such units) for shares of Class A common stock on a one-for-one basis. The shares of Class B common stock or Class C common stock paired with such Dutch Bros OpCo Class A common units will be canceled on a one-for-one basis upon any such issuance of Class A common stock.
During the year ended December 31, 2024, pursuant to Section 3(a)(9) of the Securities Act, we made unregistered issuances of our Class A common stock via exchange of approximately 13.8 million Dutch Bros OpCo Class A common units (and corresponding cancellation of the same number of shares of Class C common stock) and conversion of approximately 4.4 million shares of our Class D common stock, held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and no proceeds were received by the Company.
During the year ended December 31, 2024, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of our Class A common stock via exchange of approximately 2.4 million Dutch Bros OpCo Class A common units (and corresponding cancellation of the same number of shares of Class B common stock) held by our Co-Founder for shares of our Class A common stock on a one-for-one basis.
Dutch Bros Inc.| Form 10-K | 70

Such shares of Class A common stock were then reserved for sale directly by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and no proceeds were received by the Company.
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	—	—	—	—
November 1 - 30, 2024	4,092	$33.40	—	—
December 1 - 31, 2024	—	—	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
ITEM 6. [RESERVED]
Dutch Bros Inc.| Form 10-K | 71

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Further, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024.
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-K | 72

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
Key Highlights
•Delivered approximately 33% total revenue growth year-over-year.
•Opened 151 systemwide shops across multiple new operating areas, an increase of approximately 18% over 2023.
•Launched and implemented mobile ordering in over 95% of systemwide shops.
•Opened second roasting facility in Melissa, Texas, increasing the resiliency of our supply chain.
•Welcomed new President of Operations, Chief Financial Officer, Chief People Officer, and Chief Technology and Information Officer.
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
On a macro level, conditions, including changes in interest rates, inflation, bank failures and other events affecting financial institutions, geopolitical conflicts (such as the Russia-Ukraine war, the state of war between Israel and Hamas, and the risk of larger regional conflicts), and significant weather events (such as the recent wildfires in California), have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
Minimum Wage Increases
We continued to experience the effects of legislated minimum wage increases that took effect in 2024 in certain states. We expect these pressures to continue to affect our operating results in the foreseeable future. For example, California’s minimum wage increased to $20 per hour effective April 2024 for covered employees in our industry. Additionally, several other states that we operate in have increased their minimum wage requirements in 2025. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing costs and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.

Dutch Bros Inc.| Form 10-K | 73

Results of Operations
As of December 31, 2024, we had 982 company-operated and franchised shops in 18 states, an increase of approximately 18.2% from the same period in the prior year. For the year ended December 31, 2024, we generated $1.3 billion of revenue, $66.5 million net income, and $0.34 income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2024 vs 2023	2023 vs 2022
Increase in total shops	18.2%	23.8%
Increase in total revenue	32.6%	30.7%

Dutch Bros Inc.| Form 10-K | 74

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Year Ended December 31,
(in thousands, except shop count data; unaudited)	2024	2023	2022
Shop count, beginning of period
Company-operated	542	396	271
Franchised	289	275	267
Total shop count	831	671	538

Company-operated new openings	128	146	120
Franchised new openings	23	13	13
Acquisition of franchise shops	—	—	5
Re-openings [1]	—	1	—

Shop count, end of period
Company-operated	670	542	396
Franchised	312	289	275
Total shop count	982	831	671

Systemwide AUV [2]	$2,018	$1,973	$1,924
Company-operated shops AUV [2]	$1,933	$1,902	$1,895

Systemwide same shop sales [3,4]	5.3%	2.8%	1.0%
Ticket	5.4%	7.3%	4.8%
Transactions	(0.1)%	(4.5)%	(3.8)%
Company-operated same shop sales [3]	6.8%	1.5%	0.6%
Ticket	5.3%	7.2%	4.7%
Transactions	1.5%	(5.7)%	(4.1)%

Systemwide sales [4]	$1,819,018	$1,444,433	$1,163,182
Company-operated shops operating weeks [5]	31,708	24,395	17,489
Franchising shops operating weeks [5]	15,579	14,624	13,828

Dutch Rewards transactions as a percentage of total transactions [6]	67.8%	64.5%	62.3%
Dutch Bros Inc.| Form 10-K | 75

	Year Ended December 31,
	2024		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop revenues	1,165,830	100.0	857,939	100.0	639,710	100.0
Company-operated shop gross profit	259,959	22.3	180,235	21.0	121,327	19.0
Company-operated shop contribution [7]	346,768	29.7	242,323	28.2	157,633	24.6
Selling, general, and administrative expenses	234,036	18.3	205,074	21.2	183,528	24.8
Adjusted selling, general, and administrative expenses [7]	202,720	15.8	159,101	16.5	133,725	18.1
Net income (loss)	66,450	5.2	9,952	1.0	(19,253)	(2.6)
Adjusted EBITDA [7]	230,283	18.0	160,062	16.6	91,181	12.3
_________________
1    Re-opening of a shop that was temporarily closed in 2021.
2    AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months. AUVs are calculated by dividing the systemwide and company-operated shop net sales by the total number of systemwide and company-operated shops, respectively. Management uses these metrics as an indicator of shop growth and future expectations of mature locations.
3    Same shop sales represents the estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period. Same shop sales can be impacted by changes in customer transaction counts and by changes in the per-ticket amounts. Management uses these metrics as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Year Ended December 31,
(unaudited)	2024	2023	2022
Systemwide shop base	641	503	414
Company-operated shop base	370	246	173
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
Dutch Bros Inc.| Form 10-K | 76

Company-operated Shop Results
Results for our company-operated shops segment were as follows:

	Year Ended December 31,
	2024		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop revenues	1,165,830	100.0	857,939	100.0	639,710	100.0

Beverage, food, and packaging costs	296,752	25.5	230,133	26.9	171,864	26.9
Labor costs	315,805	27.1	230,505	26.9	182,861	28.6
Occupancy and other costs	191,372	16.4	140,895	16.4	109,366	17.1
Pre-opening costs	15,133	1.3	14,083	1.6	17,986	2.8
Depreciation and amortization	86,809	7.4	62,088	7.2	36,306	5.6
Company-operated shop costs and expenses	905,871	77.7	677,704	79.0	518,383	81.0
Company-operated shop gross profit	259,959	22.3	180,235	21.0	121,327	19.0
Company-operated shop contribution [1]	346,768	29.7	242,323	28.2	157,633	24.6
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shop Revenue

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Company-operated shop revenue	$1,165,830	$857,939	$639,710	$307,891	35.9%	$218,229	34.1%
Year Ended December 31, 2024 v. 2023
The company-operated shop revenue increase was driven by $262.3 million from newly opened shops not yet in the comparable shop base and $45.6 million from an increase in same shop sales within the comparable shop base.
_________________
1    The comparable same shop bases were 370, 246, and 173 for the three years ended December 31, 2024, 2023, and 2022, respectively.
Dutch Bros Inc.| Form 10-K | 77

Beverage, Food, and Packaging Costs

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Beverage, food and packaging costs	$296,752	$230,133	$171,864	$66,619	28.9%	$58,269	33.9%
As a percentage of company-operated shop revenues	25.5%	26.9%	26.9%	N/A	(140) bps	N/A	— bps
Year Ended December 31, 2024 v. 2023
As a percentage of company-operated shop revenues, beverage, food and packaging costs decreased by 140 basis points. This was primarily due to a 110 basis point decrease due to the impact of increased pricing on the comparable shop base.
Labor Costs

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Labor costs	$315,805	$230,505	$182,861	$85,300	37.0%	$47,644	26.1%
As a percentage of company-operated shop revenues	27.1%	26.9%	28.6%	N/A	20 bps	N/A	(170) bps
Year Ended December 31, 2024 v. 2023
As a percentage of company-operated shop revenues, labor costs increased by 20 basis points. This was primarily due to 180 basis points from increased wages, partially offset by a decrease of 110 basis points from the impact of increased pricing and a decrease of 50 basis points driven by staffing management.
Occupancy and Other Costs

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Occupancy and other costs	$191,372	$140,895	$109,366	$50,477	35.8%	$31,529	28.8%
As a percentage of company-operated shop revenues	16.4%	16.4%	17.1%	N/A	— bps	N/A	(70) bps

Year Ended December 31, 2024 v. 2023
As a percentage of company-operated shop revenues, occupancy and other costs were flat. This was primarily due to a 40 basis point increase driven by higher repairs and maintenance, offset by a decrease of 50 basis points from the impact of increased pricing.

Dutch Bros Inc.| Form 10-K | 78

Pre-opening Costs

	Year Ended December 31,
(in thousands, except shop data; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Pre-opening costs	$15,133	$14,083	$17,986	$1,050	7.5%	$(3,903)	(21.7)%
As a percentage of company-operated shop revenues	1.3%	1.6%	2.8%	N/A	(30) bps	N/A	(120) bps
New company-operated shops opened	128	146	120	(18)	(12.3)%	26	21.7%
Pre-opening costs per new company-operated shop	$118	$96	$150	$22	22.9%	$(54)	(36.0)%
Year Ended December 31, 2024 v. 2023
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams and lease expense related to unopened shops, in the year ended December 31, 2024 as compared to the same period in 2023.
Depreciation and Amortization

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Depreciation and amortization	$86,809	$62,088	$36,306	$24,721	39.8%	$25,782	71.0%
As a percentage of company-operated shop revenues	7.4%	7.2%	5.6%	N/A	20 bps	N/A	160 bps
Year Ended December 31, 2024 v. 2023
The increase in depreciation and amortization was primarily driven by the opening of 128 new company-operated shops during 2024.
Company-operated Shop Gross Profit and Contribution1

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Company-operated shop gross profit	$259,959	$180,235	$121,327	$79,724	44.2%	$58,908	48.6%
As a percentage of company-operated shop revenues	22.3%	21.0%	19.0%	N/A	130 bps	N/A	200 bps
Company-operated shop contribution [1]	$346,768	$242,323	$157,633	$104,445	43.1%	$84,690	53.7%
As a percentage of company-operated shop revenues	29.7%	28.2%	24.6%	N/A	150 bps	N/A	360 bps
_______________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dutch Bros Inc.| Form 10-K | 79

Year Ended December 31, 2024 v. 2023
The increase in the company-operated shop gross profit margin of 130 basis points was driven primarily by a 270 basis point increase due to the impact of increased pricing on the comparable shop base, offset by a 140 basis point decrease due to increased labor costs.
Franchising and Other Segment Performance

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Franchising and other revenue	$115,185	$107,837	$99,302	$7,348	6.8%	$8,535	8.6%
Franchising and other gross profit	$80,170	$71,061	$59,589	$9,109	12.8%	$11,472	19.3%
As a percentage of franchising and other revenue	69.6%	65.9%	60.0%	N/A	370 bps	N/A	590 bps
Year Ended December 31, 2024 v. 2023
The franchising and other gross profit increase of $9.1 million was driven by $4.6 million due to newly opened franchised shops not in the comparable shop base, $2.6 million from same shop sales, and a $1.9 million increase from products sold to franchisees, net of costs and adjustments.
Selling, General, and Administrative

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Selling, General and Administrative	$234,036	$205,074	$183,528	$28,962	14.1%	$21,546	11.7%
As a percentage of total revenues	18.3%	21.2%	24.8%	N/A	(290) bps	N/A	N/M
Year Ended December 31, 2024 v. 2023
The selling, general, and administrative increase of approximately $29.0 million was primarily driven by increased expenses of $25.8 million primarily consisting of investments in human capital to support our revenue growth and higher performance-based compensation; an increase of $15.7 million of organization realignment and restructuring costs (which includes a $1.8 million net expense that resulted from the donation of our former Grants Pass headquarters building for the development of a children’s learning center); $12.6 million of increased professional fees and technology services to support our growing business; and $4.0 million of increased donations to our Foundation. These increases were partially offset by lower equity-based compensation of $28.6 million.
Dutch Bros Inc.| Form 10-K | 80

Other Expense

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Interest expense on finance leases	$(22,053)	$(17,516)	$(9,296)	$(4,537)	25.9%	$(8,220)	88.4%
Other interest expense, net	(4,967)	(14,805)	(8,722)	9,838	(66.5)%	(6,083)	69.7%
Interest expense, net	$(27,020)	$(32,321)	$(18,018)	$5,301	(16.4)%	$(14,303)	79.4%
Other income	5,812	3,018	3,976	2,794	92.6%	(958)	(24.1)%
Total other expense	$(21,208)	$(29,303)	$(14,042)	$8,095	(27.6)%	$(15,261)	108.7%
Year Ended December 31, 2024 v. 2023
The decrease in interest expense, net was primarily driven by interest income on cash invested in money market funds, partially offset by additional interest on finance leases for new shop builds.
The increase in other income was primarily driven by higher remeasurement gains in the current year related to the TRAs liability and the gain on sale of our airplane and hangar.
Income Tax Expense

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Income tax expense	$18,435	$6,967	$2,599	$11,468	164.6%	$4,368	168.1%
Effective tax rate	21.7%	41.2%	(15.6)%	N/A	N/M	N/A	N/M
Year Ended December 31, 2024 v. 2023
The increase in tax expense was primarily driven by increased current year pre-tax income and the increase in our ownership interest of Dutch Bros OpCo, changes in state earnings mix, and its impact on deferred taxes.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $293.4 million and $133.5 million as of December 31, 2024 and December 31, 2023, respectively.
For the year ended December 31, 2024, our principal sources of liquidity were cash flows from operations and our delayed draw term loan facility. Our principal uses of liquidity for the year ended December 31, 2024 were to fund our new shop builds, our new Texas roasting facility, and other working capital needs.
Dutch Bros Inc.| Form 10-K | 81

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands; unaudited)	2024	2023	2022	2024 v. 2023		2023 v 2022
Net cash provided by operating activities	$246,432	$139,915	$59,883	$106,517	76.1%	$80,032	133.6%
Net cash used in investing activities	(212,072)	(227,280)	(192,572)	15,208	(6.7)	(34,708)	18.0
Net cash provided by financing activities	125,449	200,732	134,361	(75,283)	(37.5)%	66,371	49.4%
Net increase in cash and cash equivalents	$159,809	$113,367	$1,672	$46,442	41.0%	$111,695	6680.3%
Cash and cash equivalents at beginning of period	133,545	20,178	18,506	113,367	561.8	1,672	9.0
Cash and cash equivalents at end of period	$293,354	$133,545	$20,178	$159,809	119.7%	$113,367	561.8%
Operating Activities
The increase in operating activities cash flows was primarily driven by higher net income as a result of year-over-year sales growth, expanded company-operated shop contribution, leverage of selling, general and administrative costs, and working capital management.
Investing Activities
The decrease in investing activities cash outflows was primarily driven by lower investment in capital expenditures due to fewer new company-operated shop openings in the current period compared to last period, and higher proceeds from disposal of fixed assets in the current year, driven by the sale of our company plane (a non-recurring event).
Financing Activities
The decrease in financing activities cash flows was primarily driven by proceeds received in 2023 from our follow-on offering, partially offset by a prior year payoff of our net revolving credit facility, and our delayed draw term loan advance in 2024.
Cash Requirements
We believe that cash provided by operating activities and proceeds from our 2022 Credit Facility are adequate to fund our debt service requirements, lease obligations, cash distributions required by the OpCo LLC Agreement and the TRAs, and working capital obligations for at least the next 12 months.
Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops, and our large-scale organization realignment including relocation of key business operations to Arizona. Further, the payments that we may be required to make under the TRAs may be significant. We currently expect to fund our current and long-term material capital requirements with operating cash flows and, as needed, additional proceeds from our 2022 Credit Facility, but we may also seek additional debt or equity financing. From time to time, we may explore additional financing sources which could include equity, equity‑linked, and debt financing arrangements.
Dutch Bros Inc.| Form 10-K | 82

Other than operating expenses, our cash requirements for 2025 are expected to consist primarily of capital expenditures for investments in our new and existing shops, our supply chain, and our corporate facilities. The total capital expenditures for 2025 are estimated to be approximately $240 million to $260 million.
Our current and long-term material cash requirements as of December 31, 2024, primarily include the following:
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
•Purchase Obligations: include all legally binding contracts, including firm minimum commitments for inventory purchases, commitments for the purchase, construction or remodeling of real estate facilities, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. As of December 31, 2024, purchase obligations were approximately $210 million, of which substantially all are expected to be paid within one to two years.
•TRAs Obligations: Refer to NOTE 11 — Tax Receivable Agreements and NOTE 17 — Commitments and Contingencies, of the notes to the consolidated financial statements, included elsewhere in this Form 10-K, for further information of our obligations.
Credit Facility
JPMorgan Credit Facility
On August 4, 2023, we amended our senior secured credit facility, dated February 28, 2022 with JPMorgan Chase Bank, N.A. (as amended, the 2022 Credit Facility) to increase borrowing capacity by $150 million to a total of $650 million. The 2022 Credit Facility consists of a $350 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $200 million. The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date).
On February 4, 2025, we drew the remaining $50 million on our delayed draw term loan facility before this portion was set to expire on February 4, 2025.
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
Interest Rate Swap Contract
We have an interest rate swap with JPMorgan Chase Bank, N.A. As of December 31, 2024, the interest rate swap had a notional amount of approximately $63.9 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the notional amount. The interest rate swap matures on February 28, 2027.
See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instruments for additional details related to our 2022 Credit Facility and interest rate swap contract.
Dutch Bros Inc.| Form 10-K | 83

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
Dutch Bros Inc.| Form 10-K | 84

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
Tax Receivable Agreements
In connection with our IPO, we entered into two TRAs with the Continuing Members and Pre-IPO Blocker Holders. The TRAs generally provide for us to pay the Continuing Members and Pre-IPO Blocker Holders 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2024, we recognized $627.8 million of liabilities relating to our obligations under the TRAs.
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
Segment contribution
Definition and/or calculation
Segment gross profit, before depreciation and amortization.
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
Dutch Bros Inc.| Form 10-K | 85

Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation, expenses associated with equity offerings, COVID-19: catastrophic leave expenses, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executives transitions costs, (gain) loss on the remeasurement of the liability related to the TRAs, estimated expenses related to certain legal disputes, sale of aircraft, and organization realignment and restructuring costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation expense, expenses associated with equity offerings, COVID-19: prepaid costs not utilized, costs incurred for company-wide milestone events, executive transitions, legal proceedings, and organization realignment and restructuring costs.
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
COVID-19: Catastrophic leave
Costs related to a catastrophic leave policy that provided paid leave to employees who were required to quarantine due to in-shop exposures and could not work their regular hours. The catastrophic leave program was retired in May 2023.
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
Dutch Bros Inc.| Form 10-K | 86

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
Organization realignment and restructuring
Fees and costs, including consulting, employee-related and other costs, in connection with our comprehensive initiative to develop and implement a long-term strategy involving changes to our organizational structure to support our growth. This initiative resulted in realignment activities that occurred in 2023, and restructuring activities that commenced in 2024, and are expected to continue through the first half of 2025. Given this strategic initiative's magnitude and scope, we do not expect such costs will recur in the foreseeable future, and do not consider such costs reflective of the ongoing costs necessary to operate our business.
The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):
Segment contribution:

	Year Ended December 31,
	2024		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%
Company-operated shop gross profit	259,959	22.3	180,235	21.0	121,327	19.0
Depreciation and amortization	86,809	7.4	62,088	7.2	36,306	5.6
Company-operated shop contribution	346,768	29.7	242,323	28.2	157,633	24.6

	Year Ended December 31,
	2024		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%
Franchising and other gross profit	80,170	69.6	71,061	65.9	59,589	60.0
Depreciation and amortization	4,915	4.3	5,398	5.0	5,706	5.8
Franchising and other contribution	85,085	73.9	76,459	70.9	65,295	65.8
Dutch Bros Inc.| Form 10-K | 87

	Year Ended December 31,
	2024		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%
Net income (loss)	66,450	5.2	9,952	1.0	(19,253)	(2.6)
Depreciation and amortization	93,005	7.3	69,135	7.2	44,728	6.0
Interest expense, net	27,020	2.1	32,321	3.3	18,018	2.4
Income tax expense	18,435	1.4	6,967	0.8	2,599	0.4
EBITDA	204,910	16.0	118,375	12.3	46,092	6.2
Equity-based compensation	11,482	0.9	39,222	4.1	41,657	5.6
Expenses associated with equity offerings	1,489	0.1	—	—	—	—
COVID-19: Catastrophic leave	—	—	—	—	1,468	0.2
COVID-19: prepaid costs not utilized	—	—	—	—	2,305	0.3
Milestone events	—	—	—	—	2,434	0.3
Executive transitions	75	—	1,000	0.1	691	0.1
TRAs remeasurement	(4,247)	(0.3)	(2,638)	(0.3)	(3,466)	(0.4)
Legal proceedings	—	—	1,950	0.2	—	—
Sale of aircraft	(1,302)	(0.1)	—	—	—	—
Organization realignment and restructuring:
Consulting	—	—	2,153	0.2	—	—
Employee-related costs	15,549	1.2	—	—	—	—
Other costs	2,327	0.2	—	—	—	—
Total organization realignment and restructuring	17,876	1.4	2,153	0.2	—	—
Adjusted EBITDA	230,283	18.0	160,062	16.6	91,181	12.3

	Year Ended December 31,
	2024		2023		2022
(in thousands; unaudited)	$	%	$	%	$	%
Selling, general, and administrative	234,036	18.3	205,074	21.2	183,528	24.8
Depreciation and amortization	(1,281)	(0.2)	(1,648)	(0.1)	(2,716)	(0.4)
Equity-based compensation	(10,595)	(0.8)	(39,222)	(4.1)	(41,657)	(5.6)
Expenses associated with equity offerings	(1,489)	(0.1)	—	—	—	—
COVID-19: prepaid costs not utilized	—	—	—	—	(2,305)	(0.3)
Milestone events	—	—	—	—	(2,434)	(0.3)
Executives transition	(75)	—	(1,000)	(0.1)	(691)	(0.1)
Legal proceedings	—	—	(1,950)	(0.2)	—	—
Organization realignment and restructuring:
Consulting	—	—	(2,153)	(0.2)	—	—
Employee-related costs	(15,549)	(1.2)	—	—	—	—
Other costs	(2,327)	(0.2)	—	—	—	—
Total organization realignment and restructuring	(17,876)	(1.4)	(2,153)	(0.2)	—	—
Adjusted selling, general and administrative	202,720	15.8	159,101	16.5	133,725	18.1
Dutch Bros Inc.| Form 10-K | 88

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. Additionally, several other states that we operate in have increased their minimum wage requirements in 2025. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of December 31, 2024, we employed approximately 17,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of December 31, 2024, we had no revolving loans outstanding, and $234.7 million was outstanding on our term loan facilities. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of December 31, 2024 would result in an increase in our annual interest expense of approximately $2.3 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-K | 89

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Dutch Bros Inc.| Form 10-K | 90

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dutch Bros Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dutch Bros Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal
Dutch Bros Inc.| Form 10-K | 91

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
Measurement of the tax receivable agreements liability
As discussed in Note 2 to the consolidated financial statements, the Company has tax receivable agreements (TRAs), which are contractual commitments to pay an amount equal to 85% of certain tax attributes and benefits, deemed to be realized in certain circumstances by the Company, to the parties to the TRAs. As discussed in Note 11, the Company’s liability related to obligations under the TRAs (TRA liability) was $627.8 million as of December 31, 2024.
We identified the measurement of the TRA liability as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required in the evaluation of the Company’s application of relevant tax law to determine the tax attributes and benefits subject to the TRAs. In addition, evaluation of the accuracy of the TRA liability required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the TRA liability. This included the internal controls over the application of relevant tax law and the accuracy of the TRA liability. We involved tax professionals with specialized skills and knowledge, who assisted in:
•developing an independent application of the relevant tax law to determine the tax attributes and benefits subject to the TRAs and comparing to the Company’s application
•evaluating the accuracy of the TRA liability by comparing the TRA liability calculated by the Company to our independently calculated TRA liability.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Portland, Oregon
February 13, 2025
Dutch Bros Inc.| Form 10-K | 92

DUTCH BROS INC.
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$293,354	$133,545
Accounts receivable, net	10,598	9,124
Inventories, net	36,488	46,953
Prepaid expenses and other current assets	17,501	15,637
Total current assets	357,941	205,259
Property and equipment, net	683,971	542,440
Finance lease right-of-use assets, net	374,623	382,734
Operating lease right-of-use assets, net	315,256	199,673
Intangibles, net	2,947	5,415
Goodwill	21,629	21,629
Deferred income tax assets, net	742,126	402,995
Other long-term assets	2,592	3,865
Total assets	$2,501,085	$1,764,010
Liabilities and Equity
Current liabilities:
Accounts payable	$32,225	$29,957
Accrued compensation and benefits	49,778	31,405
Other accrued liabilities	26,516	15,770
Other current liabilities	7,067	6,423
Deferred revenue	42,868	30,349
Current portion of tax receivable agreements liability	71	—
Current portion of finance lease liabilities	13,256	9,482
Current portion of operating lease liabilities	13,979	10,239
Current portion of long-term debt	17,311	4,491
Total current liabilities	203,071	138,116
Deferred revenue, net of current portion	8,015	6,676
Finance lease liabilities, net of current portion	369,297	367,775
Operating lease liabilities, net of current portion	309,311	191,419
Long-term debt, net of current portion	219,755	93,175
Tax receivable agreements liability, net of current portion	627,763	290,920
Other long-term liabilities	8	8
Total liabilities	1,737,220	1,088,089
Commitments and contingencies (Note 17)

Dutch Bros Inc.| Form 10-K | 93

DUTCH BROS INC.
Consolidated Balance Sheets (continued)

(in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 115,432 and 69,958 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,227 and 60,629 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	1
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 3,545 and 35,864 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value per share - 42,000 shares authorized; zero and 10,669 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	517,074	379,391
Accumulated other comprehensive income	628	544
Retained earnings (accumulated deficit)	19,666	(15,592)
Total stockholders' equity attributable to Dutch Bros Inc.	537,369	364,345
Non-controlling interests	226,496	311,576
Total equity	763,865	675,921
Total liabilities and equity	$2,501,085	$1,764,010
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 94

DUTCH BROS INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenues
Company-operated shops	$1,165,830	$857,939	$639,710
Franchising and other	115,185	107,837	99,302
Total revenues	1,281,015	965,776	739,012

Costs and Expenses
Cost of sales	940,886	714,480	558,096
Selling, general and administrative	234,036	205,074	183,528
Total costs and expenses	1,174,922	919,554	741,624

Income (loss) from operations	106,093	46,222	(2,612)

Other expense
Interest expense, net	(27,020)	(32,321)	(18,018)
Other income	5,812	3,018	3,976
Total other expense	(21,208)	(29,303)	(14,042)

Income (loss) before income taxes	84,885	16,919	(16,654)
Income tax expense	18,435	6,967	2,599
Net income (loss)	$66,450	$9,952	$(19,253)
Less: Net income (loss) attributable to non-controlling interests	31,192	8,234	(14,500)
Net income (loss) attributable to Dutch Bros Inc.	$35,258	$1,718	$(4,753)
Net income (loss) per share of Class A and Class D common stock:
Basic	$0.34	$0.03	$(0.09)
Diluted	$0.34	$0.03	$(0.09)
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	103,504	62,074	51,871
Diluted	104,129	62,074	51,871
See accompanying notes to consolidated financial statements.

Dutch Bros Inc.| Form 10-K | 95

DUTCH BROS INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$66,450	$9,952	$(19,253)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(83), $10, and $273, respectively	(1)	(748)	2,908
Comprehensive income (loss)	66,449	9,204	(16,345)
Less: comprehensive income (loss) attributable to non-controlling interests	31,107	7,755	(12,405)
Comprehensive income (loss) attributable to Dutch Bros Inc.	$35,342	$1,449	$(3,940)
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 96

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	35,258	31,192	66,450
Unrealized gain (loss) on derivative securities, effective portion, net of income tax benefit of $83	—	—	—	—	—	—	—	—	(338)	84	—	(85)	(339)
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,980	—	—	4,502	11,482
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	83	—	—	—	—	—	—	—	1,743	—	—	(2,812)	(1,069)
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	45,391	—	(2,402)	—	(32,319)	—	(10,669)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	115,989	—	—	(115,989)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	12,921	—	—	—	12,921
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	388	—	—	—	388
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	(1,888)	(1,888)
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	—	$—	$517,074	$628	$19,666	$226,496	$763,865

Dutch Bros Inc.| Form 10-K | 97

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity (continued)

Year Ended December 31, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income	—	—	—	—	—	—	—	—	—	—	1,718	8,234	9,952
Unrealized loss on derivative securities, effective portion, net of income tax expense of $10	—	—	—	—	—	—	—	—	(217)	(269)	—	(479)	(965)
Equity-based compensation	—	—	—	—	—	—	—	—	15,177	—	—	24,045	39,222
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	140	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,081	—	—	—	330,081
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	11,005	—	(4,070)	—	(5,192)	—	(1,742)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	(158,152)	—	—	158,152	—
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	655	—	—	—	655
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	301	—	—	—	301
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921

Dutch Bros Inc.| Form 10-K | 98

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity (continued)

Year Ended December 31, 2022

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2021	34,433	$—	64,699	$1	49,006	$1	15,441	$—	$107,193	$—	$(12,679)	$119,213	$213,729
Adoption of ASU 2016-02, as amended	—	—	—	—	—	—	—	—	—	—	122	301	423
Net loss	—	—	—	—	—	—	—	—	—	—	(4,753)	(14,500)	(19,253)
Unrealized gain on derivative securities, effective portion, net of income tax expense of $273	—	—	—	—	—	—	—	—	(17)	813	—	2,095	2,891
Equity-based compensation	—	—	—	—	—	—	—	—	13,743	—	—	27,914	41,657
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	131	—	—	—	—	—	—	—	(1,145)	—	—	(2,755)	(3,900)
Issuance of Class A common stock, in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class C common stock, pursuant to exchange transactions	10,980	1	—	—	(7,950)	(1)	(3,030)	—	—	—	—	—	—
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	16,429	—	—	—	16,429
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	9,410	—	—	(9,410)	—
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976

See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 99

DUTCH BROS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$66,450	$9,952	$(19,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,005	69,135	44,728
Non-cash interest expense	1,113	887	691
Non-cash donation expense	1,811	—	—
Gain on disposal of assets	(1,277)	(23)	(340)
Equity-based compensation	11,482	39,222	41,657
Deferred income taxes	15,421	5,946	1,078
Remeasurement gain on TRAs	(4,247)	(2,638)	(3,466)
Non-cash operating lease cost	15,765	11,413	9,919
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,474)	2,842	(1,322)
Inventories, net	10,465	(7,724)	(15,817)
Prepaid expenses and other current assets	(2,282)	(4,775)	(695)
Other long-term assets	611	(578)	1,147
Accounts payable	3,658	3,903	1,606
Accrued compensation and benefits	18,373	11,699	5,333
Other accrued liabilities	10,601	3,738	643
Other current liabilities	644	484	1,001
Deferred revenue	13,858	5,571	3,367
Other long-term liabilities	—	—	(672)
Operating lease liabilities	(7,545)	(9,139)	(9,722)
Net cash provided by operating activities	246,432	139,915	59,883
Cash flows from investing activities:
Purchases of property and equipment	(221,738)	(228,457)	(187,880)
Proceeds from disposal of fixed assets	9,666	1,177	1,359
Acquisition of shops from franchisees	—	—	(6,051)
Net cash used in investing activities	(212,072)	(227,280)	(192,572)
Cash flows from financing activities:
Proceeds from line of credit	2,449	90,000	157,705
Payments on line of credit	(2,449)	(202,705)	(10,000)
Payments on finance lease liabilities	(10,541)	(12,432)	(5,838)
Proceeds from long-term debt	150,000	1,647	1,375
Payments on long-term debt	(11,053)	(2,613)	(1,982)
Payments of debt issuance costs	—	(1,350)	(2,749)
Proceeds from equity offering, net of underwriting discounts and commissions	—	331,200	—
Payment of deferred offering costs	—	(1,119)	(250)
Tax withholding payments upon vesting of equity awards	(1,069)	(1,896)	(3,900)
Distributions to non-controlling interest holders	(1,888)	—	—
Net cash provided by financing activities	125,449	200,732	134,361
Net increase in cash and cash equivalents	159,809	113,367	1,672
Cash and cash equivalents, beginning of period	133,545	20,178	18,506
Cash and cash equivalents, end of period	$293,354	$133,545	$20,178
Dutch Bros Inc.| Form 10-K | 100

DUTCH BROS INC.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$39,103	$34,969	$17,613
Income taxes paid, net of refunds	2,253	1,731	1,316
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	12,635	13,880	6,731
Transfer between line of credit and term loan facility	—	—	100,000
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 101

DUTCH BROS INC.
Index for Notes to Consolidated Financial Statements
Dutch Bros Inc.| Form 10-K | 102

DUTCH BROS INC.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of December 31, 2024, there were 982 shops in operation in 18 U.S. states, of which 670 were company-operated and 312 were franchised.
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
As of December 31, 2024, Dutch Bros Inc. held 100.0% of the voting interest and 65.1% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 34.9% of the economic interest of Dutch Bros OpCo.
During 2024, in connection with various equity-related transactions by the Company’s Sponsor and Co-Founder, Dutch Bros Inc. issued approximately 45.4 million shares of Class A common stock in exchange for approximately 10.7 million shares of Class D common stock and conversion of approximately 34.7 million Dutch Bros OpCo Class A common units on a one-for-one basis. These transactions in total increased the Company’s interest in Dutch Bros OpCo to 65.1% as of December 31, 2024 from 45.5% as of the prior year-end.
Further, in May 2024, pursuant to a share surrender agreement, among the Company, Dutch Bros OpCo, and our Co-Founder, our Co-Founder surrendered 23 million shares of Class B common stock, and the shares were cancelled by the Company. The surrender and cancellation of these shares had no impact on the economic interest in Dutch Bros OpCo held by our Co-Founder.
In 2023, we completed a follow-on offering of approximately 13.3 million shares of Class A common stock at a public offering price of $26.00 per share, which resulted in net proceeds of approximately $331.2 million. The proceeds were used to purchase an equal number of Class A common units of Dutch Bros OpCo. Dutch Bros OpCo used the proceeds for working capital and general corporate purposes, including principal repayment of the Company’s revolving credit facility and for payment of offering costs.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
Our consolidated financial statements as of December 31, 2024 and for the three years then ended have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
Dutch Bros Inc.| Form 10-K | 103

Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of our Company and subsidiaries that we control due to ownership of a majority voting interest or pursuant to accounting guidance for non-controlling interests. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The presentation of consolidated financial statements in conformity with GAAP requires that we make estimates and assumptions, primarily related to long-lived asset valuation, leases, deferred revenue, tax receivable agreements, income taxes, and equity-based compensation that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all short-term highly liquid instruments with original maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in company-operated shops that generally settle within two to five business days. Our cash accounts are maintained at various high credit quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts.
Fair Value Measurements
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements. We categorize assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:
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
Our consolidated balance sheets include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of our variable-rate credit facilities approximate their carrying amounts as the cost of borrowing is variable and approximates current market prices, which is considered Level 2 in the fair value hierarchy.
Dutch Bros Inc.| Form 10-K | 104

Derivative Instruments
We manage exposure to fluctuations in interest rates within our consolidated financial statements according to a hedging policy. Under this policy, we may from time to time enter into interest rate swap agreements to fix a portion of interest expense and hedge interest rate risk. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative instruments for speculative purposes or for any other purpose other than to manage its risks related to fluctuations in interest rates.
By using swap instruments, we are exposed to potential credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize this credit risk by entering into transactions with carefully selected, credit-worthy counterparties.
Cash Flow Hedges
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items.
For derivative instruments that are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component of other comprehensive income and recorded in accumulated other comprehensive income on the Company’s consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our consolidated statements of operations.
We may discontinue hedge accounting when:
•it is determined that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item;
•the derivative expires or is sold, terminated or exercised;
•it is no longer probable that the forecasted transaction will occur; or
•management determines that designation of the derivatives as a hedge instrument is no longer appropriate.
Refer to NOTE 10 — Derivative Financial Instruments for further discussion of the Company’s derivative instruments.
Accounts Receivable
Accounts receivable, net of allowance for credit losses, consist primarily of royalty revenues, outstanding balances for sales of roasted coffee beans, Dutch Bros Rebel, other retail-related supplies to franchisees, and vendor rebates. The allowance for credit losses is estimated based on our historical losses adjusted for current, reasonable and supportable forecasts of economic conditions and other pertinent factors affecting our customers, including review of specific accounts, financial stability and credit worthiness. Accounts receivable are charged off against the allowance for credit losses when the financial condition of our customers is adversely affected and they are unable to meet their financial obligations. We had no allowance for credit losses at December 31, 2024 and 2023.
Inventories
Inventories, net consist primarily of roasted and unroasted coffee beans, Dutch Bros Rebel, and other retail related supplies. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. We record product returns as they are received, and obsolete and slow-moving inventory when identified, as these types of transactions have generally been immaterial to our historical operations.
Dutch Bros Inc.| Form 10-K | 105

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

(in years)	Estimated Useful Life
Software	3
Equipment and fixtures	3 - 7
Leasehold improvements	5 - 15 [1]
Buildings	10 - 39
_________________
1    Lesser of lease term or useful life
We capitalize costs associated with the acquisition or development of major software for internal use and amortize the assets over the expected life of the software, generally 3 years. We only capitalize subsequent additions, modifications, or upgrades to internal-use software to the extent that such changes allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed as incurred.
Leases
We lease our company-operated shops, warehouse facilities, headquarters buildings, and certain equipment under non-cancelable lease agreements that expire on various dates through 2048. Our real estate leases consist of build-to-suit and commercial ground leases with typical initial terms of 15 or 20 years, respectively and include one to three renewal periods of five-years each. Renewals are included in the lease term when it is reasonably certain that the renewal period will be exercised. We recognize a right-of-use asset and lease liability for each lease with a contractual term of greater than 12 months at lease inception, and have elected not to recognize leases with terms of 12 months or less.
We calculate right-of-use assets and lease liabilities based on the present value of the fixed minimum lease payments, including any estimated lease incentives, at lease commencement using an estimated incremental borrowing rate corresponding to the lease term and applied on a portfolio basis. We’ve elected not to separate lease and non-lease components on real estate leases.
Lease classification is determined as operating or finance at lease commencement, and expense recognition occurs over the lease term from the date we take possession of the property. For operating leases, expense is recognized on a straight-line basis; for finance leases, expense is recognized on an accelerated basis. We record lease expense in cost of sales on our consolidated statements of operations. Variable lease costs are expensed as incurred and recognized in cost of sales on the consolidated statements of operations.
From time to time we may have sale and leaseback transactions that do not qualify for sale-leaseback accounting because of our deemed continuing involvement, which results in the transaction being recorded under the financing method. These financing obligations are included in long-term debt on our consolidated balance sheets.
For additional information, see NOTE 8 — Leases and NOTE 9 — Debt to the consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 106

Business Combinations
Historically, our business combination activity has been related to reacquiring franchises. We account for the acquisition of reacquired franchises using the acquisition method of accounting for business combinations. We allocate the purchase price paid for acquired assets and liabilities in connection with an acquisition based on the estimated fair value at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value of the following:
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
Goodwill is measured as the excess of the purchase price paid over the net of the acquisition date fair values of assets acquired and liabilities assumed. Goodwill associated with the acquisition of reacquired franchises is allocated to the company-operated shops reportable segment and is expected to be fully deductible for tax purposes.
Goodwill
Recoverability of goodwill is reviewed by reporting unit at least annually, as of the beginning of our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we are required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. We performed the annual qualitative impairment assessments for each of the three years in the period ended December 31, 2024, and no impairment charges were recognized, nor were there any accumulated impairment losses.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual shop, and requires judgment and an estimate of future undiscounted shop-generated cash flows. Estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. We test for recoverability by comparing the carrying value of the asset to the undiscounted cash flows. If the carrying value is not recoverable, we would recognize an impairment loss if the carrying value of the asset exceeds the fair value. We performed an annual assessment in the fourth quarter of 2024, which indicated no changes in circumstances or triggering events for impairment.
Revenue Recognition
Consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives.
Dutch Bros Inc.| Form 10-K | 107

Company-operated Shops Revenue
Retail sales from company-operated shops are recognized at the point in time when the products are sold to the customers. We report revenues net of sales taxes collected from customers and remitted to government taxing authorities.
Loyalty Program
Dutch Pass, our digital loyalty program accessible via mobile app, provides the following key opportunities for customers:
•Collect points based on purchases
•Convert points to rewards
•Redeem rewards for free drinks
•Share free drink rewards with other app users
•Receive birthday and other promotional awards
•Mobile ordering
•Digital gift cards
Points earned and not redeemed for rewards within 180 days automatically expire, and rewards that are not used within 180 days of issuance automatically expire. Separately, birthday and other promotional awards generally automatically expire after 30 days, depending on the specific award.
We defer revenue based on the estimated value of beverages for which the points, rewards, and awards are expected to be redeemed. Based on historical expiration rates, a portion of points, rewards, and awards are not expected to be redeemed and are recognized as breakage.
Gift Card Program
We maintain a contract liability for physical and digital gift cards sold, recognizing revenue when a gift card is redeemed. Gift cards do not have an expiration date or a service fee causing a decrement to the customer balance. Based on historical redemptions rates, a portion of gift cards are not expected to be redeemed and are recognized as breakage. The Company’s breakage income is not material.
Franchising Revenue
Franchise royalty fees are generally computed as a percentage of net franchise sales and are charged for continuing support of franchisees for various services provided by us. These services are highly interrelated, and as such are accounted for as a single performance obligation.
Separately, we receive marketing fees from franchisees for promotion of the Dutch Bros brand. Contributions are based on a percentage of shop sales and marketing expenditures include payments to third parties and other costs. We determined our advertising and promotion management services do not represent individually distinct performance obligations and are included in the franchise performance obligation.
Initial and other deferred franchise fees are recorded as a contract liability, and revenue is recognized ratably over the term of the franchise agreement, which is generally ten years.
Other franchising revenue, including coffee bean sales, Dutch Bros Rebel energy drink sales, and other sales, are recognized when shipped.
Other Revenue
Other revenue includes retail coffee and other food and beverage sales, recognized at the date of sale, as well as sales of products through our website, recognized at the point in time of shipment to customers.
Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability and unredeemed points/rewards from our Dutch Rewards loyalty program. Deferred revenue also includes bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer.
Dutch Bros Inc.| Form 10-K | 108

Shop Pre-opening Expenses
Pre-opening expenses incurred with the opening of new company-operated shops are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and beverage and other operating expenses incurred prior to a shop opening for business and are included in cost of sales.
Vendor Rebates
We have food and beverage supply agreements with certain major vendors. Per the terms of these arrangements, vendor rebates are provided to us based on the dollar value of purchases for systemwide shops. These rebates are recognized as earned throughout the year and are recorded as accounts receivable and a reduction to cost of sales.
Advertising Expense
Advertising costs are expensed as incurred. Franchise shops contribute to an advertising fund that we manage on behalf of the shops. Under our standard franchise agreement, the contributions received must be spent on specific marketing-related activities. The expenditures are primarily amounts paid to third parties and other costs. If receipts exceed expenditures, the excess is recorded as an accrued liability. As of December 31, 2024 and 2023, no excess marketing fees were accrued in our consolidated financial statements.
Advertising expense is recorded in cost of sales and selling, general and administrative on our consolidated statements of operations, and was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of sales	$21,897	$18,946	$19,150
Selling, general and administrative	17,313	10,953	13,177
Total advertising expense	$39,210	$29,899	$32,327
Equity-based Compensation
The Company granted time-based RSAs to certain officers and employees in connection with the IPO, and RSUs to directors and certain employees. The RSAs and RSUs are accounted for as equity-classified awards, and are granted at the fair value of the underlying Class A common stock of Dutch Bros Inc. as of the grant date and vest over the requisite service period.
Vesting of all awards granted are subject to the grantee’s continued service at Dutch Bros through the applicable vesting date.
The cost of the RSAs and RSUs is recognized as expense over the grantee’s requisite service period, and forfeitures are accounted for as they occur. To date, the Company has not granted any performance-based awards.
During the year ended December 31, 2024, the RSAs were fully expensed and fully vested.
Tax Receivables Agreements
In connection with the IPO, the Company executed two TRAs which provide for payment by the Company to certain Dutch Bros OpCo owners of 85% of the benefits, if any, that the Company would be deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
Dutch Bros Inc.| Form 10-K | 109

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
Income (Loss) Per Share
Basic income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted income (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Dutch Bros Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted income (loss) per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for RSAs and RSUs, and under the if-converted method for the outstanding convertible Class B and Class C common stock, if dilutive.
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
Dutch Bros Inc.| Form 10-K | 110

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The intent of this ASU is to improve public entity financial footnote disclosures around types of expenses in commonly presented expense categories (i.e. cost of sales, SG&A, and research and development). The amendments in this ASU do not change or remove current expense disclosure requirements, but rather 1) impact where this information appears in the notes to the consolidated financial statements and 2) add additional disclosure requirements for certain expense line items appearing on the face of our consolidated statements of operations. ASU 2024-03, as amended, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will assess potential impacts of this standard on our disclosures in future periods.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Public entities should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We have completed our analysis and identified significant segment expenses primarily related to segment cost of sales for disclosure in this 2024 Form 10-K. The new standard has not had a material impact on our consolidated financial statements; however, we have provided additional detail and disclosures under the new guidance in NOTE 19 — Segment Reporting.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Company-operated shops	$1,165,830	$857,939	$639,710
Franchising	109,610	101,907	93,756
Other	5,575	5,930	5,546
Total revenues	$1,281,015	$965,776	$739,012
Dutch Bros Inc.| Form 10-K | 111

Deferred Revenue
Components of our deferred revenue liability are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Gift card and loyalty programs	$48,265	$34,616
Initial unearned franchise fees	2,618	2,409
Total deferred revenue	$50,883	$37,025
Deferred revenue activity was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Beginning balance	$37,025	$31,454
Revenue deferred - gift card activations, loyalty app loads, and loyalty points and rewards earned	419,107	362,482
Revenue recognized - gift card, loyalty app, loyalty rewards redemptions, and breakage	(405,458)	(354,770)
Other deferred revenue, net [1]	209	(2,141)
Ending balance	50,883	37,025
Less: current portion	(42,868)	(30,349)
Deferred revenue, net of current portion	$8,015	$6,676
_______________
1     Other deferred revenue, net, includes activity related to initial unearned franchise fees, and in 2023 includes recognition of previously outstanding performance obligations.
Revenue recognized during each of the three years ended December 31, 2024 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Gift card redemptions [1]	$6,215	$5,149	$3,965
Earned franchise fees	450	454	507
_____________________
1    Amounts exclude cash loads and transactions related to the Company’s loyalty rewards program.
Future recognition of initial unearned franchise fees as of December 31, 2024 is as follows:

(in thousands)
2025	$430
2026	388
2027	343
2028	294
2029	249
Thereafter	914
Total	$2,618
Dutch Bros Inc.| Form 10-K | 112

NOTE 4 — Organization Realignment and Restructuring
On January 29, 2024, the Company’s Board of Directors approved an organizational realignment and restructuring plan to expand the Company’s support operations at its Phoenix, Arizona office. As part of this large-scale initiative, the Company relocated certain of its support center staff from the Grants Pass, Oregon headquarters to the Phoenix office. As of December 31, 2024, approximately 40% of the Company’s total support operations staff were located in Phoenix, Arizona. All affected employees were either offered an opportunity to continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by February 9, 2024. The Company expects to incur total aggregate charges of approximately $19 million to $20 million related to this initiative, consisting of (i) approximately $16 million to $17 million in employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) approximately $3 million in other costs, including building donation, consulting fees and costs and duplicate rent. Substantially all of the estimated charges have resulted in current cash expenditures or are expected in future cash expenditures.
We recorded severance related to this initiative as a one-time termination benefit and recognized the expense ratably over the employees’ required future service period.
All other costs, including other employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred.
There have been no material lease terminations or lease abandonments related to this initiative.
In December 2024, the Grants Pass, Oregon headquarters building was vacated as a result of the organization realignment and restructuring activities. The building was donated to a local charity for development of a children’s learning center, and we recorded a net donation expense of $1.8 million.
During the year ended December 31, 2024, we recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the consolidated statements of operations as follows:

(in thousands)	Year Ended December 31, 2024
Relocation and travel costs	$11,403
One-time termination benefits	4,146
Total employee-related costs	15,549
Building donation	1,811
Duplicate rent	461
Consulting	55
Total other costs	2,327
Total restructuring costs incurred	$17,876
Dutch Bros Inc.| Form 10-K | 113

As of December 31, 2024, the accruals for corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the consolidated balance sheets. The following table summarizes the activity for the restructuring liability during the year ended December 31, 2024:

(in thousands)	Liability, December 31, 2023	Charges	Cash Payments	Non-Cash	Liability, December 31, 2024
Relocation and travel costs	$—	$11,403	$(10,705)	$—	$698
One-time termination benefits	—	4,146	(2,118)	—	2,028
Total employee-related costs	—	15,549	(12,823)	—	2,726
Duplicate rent	—	461	(461)	—	—
Consulting	—	55	—	—	55
Building donation	—	1,811	—	(1,811)	—
Total other costs	—	2,327	(461)	(1,811)	55
Totals	$—	$17,876	$(13,284)	$(1,811)	$2,781
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$14,594	$28,523
Finished goods	21,894	18,430
Total inventories	$36,488	$46,953
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			December 31, 2024	December 31, 2023
Software	3			$10,666	$7,212
Equipment and fixtures	3	—	7	229,307	157,352
Leasehold improvements	5	—	15	54,535	42,441
Buildings	10	—	39	487,060	269,186
Land	N/A			7,022	7,338
Aircraft [1]	N/A			—	9,195
Construction-in-progress [2]	N/A			71,951	166,054
Property and equipment, gross				860,541	658,778
Less: accumulated depreciation				(176,570)	(116,338)
Property and equipment, net				$683,971	$542,440
_______________
1     Airplane, and hangar and related equipment, were sold to our Co-Founder in 2024. See NOTE 18 — Related Party Transactions for additional information.
2    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops and, for 2023, our new roasting facility in Texas.
Dutch Bros Inc.| Form 10-K | 114

Depreciation expense included in our consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of sales	$63,707	$42,807	$26,261
Selling, general and administrative expenses	1,229	1,634	2,705
Total depreciation expense	$64,936	$44,441	$28,966
NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	December 31, 2024	December 31, 2023
Reacquired franchise rights	2.94	$27,049	$27,049
Less: accumulated amortization		(24,102)	(21,634)
Intangibles, net		$2,947	$5,415
Amortization expense included in our consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of sales	$2,468	$3,389	$4,034
The estimated future amortization expense of the reacquired franchise rights as of December 31, 2024 is as follows:

(in thousands)
2025	$1,435
2026	681
2027	383
2028	247
2029	153
Thereafter	48
Total	$2,947
Dutch Bros Inc.| Form 10-K | 115

NOTE 8 — Leases
A summary of finance and operating lease right-of-use assets and lease liabilities as of December 31, 2024 and December 31, 2023 is as follows:

(in thousands)	Balance Sheet Classification	December 31, 2024	December 31, 2023
Right-of-use assets
Finance leases	Finance lease right-of-use assets, net	$374,623	$382,734
Operating leases	Operating lease right-of-use assets, net	315,256	199,673
Total right-of-use assets		$689,879	$582,407

Lease liabilities
Finance leases	Current portion of finance lease liabilities	$13,256	$9,482
	Finance lease liabilities, net of current portion	369,297	367,775

Operating leases	Current portion of operating lease liabilities	13,979	10,239
	Operating lease liabilities, net of current portion	309,311	191,419
Total lease liabilities		$705,843	$578,915
The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Year Ended December 31,
(in thousands)		2024	2023	2022
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$25,551	$21,290	$11,718
Amortization of right-of-use assets	Selling, general, and administrative	50	15	10
Interest on lease liabilities	Interest expense	22,053	17,516	9,263
Total finance lease costs		47,654	38,821	20,991

Operating lease costs
Lease expenses	Cost of sales	28,703	19,385	16,428
Lease expenses	Selling, general, and administrative	1,646	55	37
Total operating lease costs		30,349	19,440	16,465

Variable lease costs	Cost of sales	6,874	5,216	3,979
Total lease costs		$84,877	$63,477	$41,435
Dutch Bros Inc.| Form 10-K | 116

Future minimum lease payments for finance and operating lease liabilities as of December 31, 2024 are as follows:

(in thousands)	Finance	Operating
2025	$35,094	$20,644
2026	35,201	31,570
2027	35,959	31,722
2028	37,074	31,357
2029	38,000	32,127
Thereafter	413,822	366,879
Total	$595,150	$514,299
Less: imputed interest	(212,597)	(191,009)
Present value of minimum lease payments	382,553	323,290
Less: current portion	(13,256)	(13,979)
Lease liabilities, net of current portion	$369,297	$309,311
A summary of lease terms and discount rates for finance and operating leases is as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Finance leases	15.3	16.3
Operating leases	15.5	14.7

Weighted-average discount rate (percentages)
Finance leases	6.0%	5.9%
Operating leases	5.9%	4.9%
Supplemental cash flow information related to leases is as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$22,053	$17,516	9,264
Operating cash flows from operating leases	22,127	17,167	16,269
Financing cash flows from finance leases	10,541	12,432	5,838
Right-of-use assets obtained in exchange for lease obligations
Finance leases	15,838	144,588	167,687
Operating leases	130,059	40,253	178,138
Dutch Bros Inc.| Form 10-K | 117

NOTE 9 — Debt
Credit Facility
On August 4, 2023, we amended our senior secured credit facility, dated February 28, 2022, with JPMorgan Chase Bank, N.A. (as amended, the 2022 Credit Facility) to increase borrowing capacity by $150 million to a total of $650 million. The 2022 Credit Facility consists of a $350 million revolving credit facility, a term loan facility of up to $100 million, and a delayed draw term loan facility of up to $200 million. The 2022 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $50 million and $15 million, respectively. The 2022 Credit Facility expires on February 28, 2027 (the Maturity Date).
On February 20, 2024, we drew $150 million on our delayed draw term loan facility before this portion expired on February 28, 2024. The remaining $50 million of the delayed draw term loan is available until February 2025.
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
We are required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45% (depending on our maximum net lease-adjusted total leverage ratio) based on the (i) average daily unused portion of the revolving credit facility, and (ii) the daily undrawn amount of the delayed draw term loan facility. These fees are recorded as interest expense on our consolidated statements of operations.
The 2022 Credit Facility contains financial covenants that require us to not exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. The 2022 Credit Facility also contains certain negative covenants that, among other things, limit our ability to incur additional debt, grant liens on assets, merge with or acquire other companies, make other investments, dispose of assets, and make restricted payments. Obligations under the 2022 Credit Facility are guaranteed by Dutch Bros OpCo and certain of its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
As of December 31, 2024, no amounts were outstanding on our revolving credit facility, and $343.8 million was available for borrowing, net of $6.2 million in letters of credit, and approximately $234.7 million of principal was outstanding on the term loan facilities. The term loans bear interest at approximately 6.20% as of December 31, 2024, excluding the impact from the Company’s interest rate swap. We were in compliance with our financial covenants as of that date.
Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	December 31, 2024	December 31, 2023
Term loans under credit facility	$234,688	$95,625
Finance obligations[1]	3,022	3,022
Unsecured note payable	299	415
Total debt	238,009	99,062
Less: loan origination fees	(943)	(1,396)
Less: current portion	(17,311)	(4,491)
Total long-term debt, net of current portion	$219,755	$93,175
_______________
1    Represents failed sale-leaseback arrangements.
Dutch Bros Inc.| Form 10-K | 118

Future annual maturities of long-term debt as of December 31, 2024 are as follows:

(in thousands)
2025	$17,311
2026	32,943
2027	184,733
2028	—
2029	—
Thereafter	3,022
Total	$238,009
NOTE 10 — Derivative Financial Instruments
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of December 31, 2024, the interest rate swap had a notional amount of approximately $63.9 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of December 31, 2024, the one-month adjusted term SOFR was 4.36%.
We typically designate all interest rate swaps as cash flow hedges, and accordingly, record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of December 31, 2024, we expect to reclassify a gain of approximately $1.0 million from AOCI to earnings within the next twelve months.
Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	December 31, 2024	December 31, 2023
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$953	$1,371
Interest rate swap contract	Other long-term assets	832	837
Total derivative instrument designated as cash flow hedge		$1,785	$2,208
Dutch Bros Inc.| Form 10-K | 119

		Year Ended December 31,
(in thousands)	Financial Statements Classification	2024	2023	2022
Derivative instrument designated as cash flow hedge
Income recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income (Loss)	$1,661	$954	$2,966
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(1,745)	(1,692)	215
Income tax benefit (expense)	Statements of Operations - Income tax expense	83	(10)	(273)
NOTE 11 — Tax Receivable Agreements
The changes related to our TRAs liability were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$290,920	$220,923
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	341,161	72,635
TRAs remeasurements [1]	(4,247)	(2,638)
Ending balance	$627,834	$290,920
Less: current portion	(71)	—
TRAs liability, net of current portion	$627,763	$290,920
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRA.
Dutch Bros Inc.| Form 10-K | 120

NOTE 12 — Income Taxes
Our income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current tax provision
Federal	$396	$193	$181
State	2,653	844	1,340
Total current tax provision	3,049	1,037	1,521

Deferred tax expense (benefit)
Federal	8,520	1,605	(6,081)
State	6,866	4,325	7,159
Total deferred tax provision	15,386	5,930	1,078

Income tax expense	$18,435	$6,967	$2,599
Our effective income tax rate differs from the U.S. federal statutory income tax rate as itemized below:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Income allocable to non-controlling interests not subject to tax	(8.5)	6.3	(32.9)
State and local income taxes, net of federal benefit	5.3	10.1	(9.5)
State rate adjustment	5.9	17.5	(39.1)
Non-deductible compensation	—	0.7	(2.0)
Tax credits	(5.2)	(12.9)	10.1
TRA adjustments	0.4	0.2	4.4
Return-to-provision adjustments	0.6	(5.4)	32.4
Stock-based compensation	0.3	3.8	—
Other	2.1	0.4	—
Valuation allowance	(0.2)	(0.5)	—
Effective income tax rate	21.7%	41.2%	(15.6)%
Dutch Bros Inc.| Form 10-K | 121

The components of our deferred tax assets are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Investment in Dutch Bros OpCo	$638,110	$346,172
Net operating loss carryforwards	50,862	34,988
Interest expense	40,247	14,187
Credit carryforwards	9,399	4,991
Charitable contribution carryforward	1,505	1,546
Other	2,866	2,130
Total deferred tax assets	742,989	404,014
Less: valuation allowance	(863)	(1,019)
Net deferred tax assets	$742,126	$402,995
We recognize deferred tax assets to the extent, based on available evidence, that it is more-likely-than-not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the years ended December 31, 2024 and 2023, we recorded a valuation allowance on our deferred tax assets, primarily related to charitable contributions, of which we do not expect to recognize benefit from in the foreseeable future. We have no deferred tax liabilities.
As of December 31, 2024, we had U.S. federal net operating losses of $208.3 million and tax credit carryforwards of approximately $9.4 million. Our federal net operating losses do not expire and tax credits will begin to expire in 2039, if not utilized. As of December 31, 2024, we had $133.4 million of state tax net operating losses and no state tax credits. Of the state tax net operating losses, $97.0 million will begin to expire in 2033 if not utilized and the remaining $36.4 million do not expire.
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
There were no interest and penalties accrued for the three years ended December 31, 2024. We have assessed our tax positions taken and concluded there are no significant uncertain tax positions. We have no unrecognized tax benefits as of December 31, 2024 or 2023, that, if recognized, would affect the amount of income tax expense reported.
We file returns with the Internal Revenue Service and multiple state jurisdictions, which are subject to examination by the taxing authorities for years 2018 and later. The earlier tax years are subject to examination due to the utilization of net operating losses in recent tax years. None of our federal or state income tax returns are currently under examination by federal or state taxing authorities.
Dutch Bros Inc.| Form 10-K | 122

NOTE 13 — Equity-Based Compensation
Equity Awards
As of December 31, 2024, we had equity-based compensation awards outstanding consisting of time-based RSUs with three years service vesting periods. Awards currently outstanding vest under one of the following schedules:
•Approximately one-third installments on each first, second, and third anniversary of the vesting commencement date;
•50% each of the second and third anniversaries of the vesting commencement date; or
•100% vesting on the third anniversary of the vesting commencement date.
Restricted Stock Awards
RSA activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-average grant date fair value per share
Balance, December 31, 2023	1,283	$23.00
Vested	(1,283)	23.00
Balance, December 31, 2024	—	$—
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2023	648	$35.99
New grants	846	31.21
Vested	(119)	42.57
Forfeitures	(164)	33.21
Balance, December 31, 2024	1,211	$32.38
Total release date fair value of vested RSAs and RSUs for the three years ended December 31, 2024 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2024		2023		2022
	Awards/units	WA vest date fair value	Awards/units	WA vest date fair value	Awards/units	WA vest date fair value
RSAs	$39,752	$30.99	$37,373	$27.36	$69,604	$52.22
RSUs	3,825	32.25	6,185	27.16	10,627	51.59
Dutch Bros Inc.| Form 10-K | 123

Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of sales	$887	$—	$—
Selling, general, and administrative expenses	10,595	39,222	41,657
Total stock-based compensation expense	$11,482	$39,222	$41,657
As of December 31, 2024, total unrecognized stock-based compensation related to unvested RSUs was $23.2 million, which will be recognized as follows:

(in thousands)
2025	$12,403
2026	8,751
2027	2,044
2028	—
2029	—
Thereafter	—
Total unrecognized stock-based compensation	$23,198
NOTE 14 — Employee Benefit Plans
Our 401(k) plan covers substantially all employees who meet certain requirements. Contributions to the 401(k) plan are determined by each participant by means of an elective compensation deferral, subject to annual limits. We match 100% of employee contributions, up to 4% of eligible compensation. The total employer matching contributions to the 401(k) plan recognized in our consolidated statements of operations were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Selling, general, and administrative expenses	$2,971	$2,341	$1,680
NOTE 15 — Non-Controlling Interests
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo, and, as a result, consolidates the financial results of Dutch Bros OpCo. We report a non-controlling interest representing the economic interest in the Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The OpCo LLC Agreement provides that holders of Dutch Bros OpCo Class A common units may, from time to time, require Dutch Bros OpCo to redeem all or a portion of their Dutch Bros OpCo Class A common units for newly issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, Dutch Bros Inc. will receive a corresponding number of Dutch Bros OpCo Class A common units, increasing Dutch Bros Inc.’s total ownership in Dutch Bros OpCo. Changes in Dutch Bros Inc.’s ownership in Dutch Bros OpCo, while Dutch Bros Inc. retains its controlling interest in Dutch Bros OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Dutch Bros OpCo Class A common units by the other members of Dutch Bros OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital.
Dutch Bros Inc.| Form 10-K | 124

The following table summarizes the ownership interest in Dutch Bros OpCo¹:

	December 31, 2024
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	115,432	65..1%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	61,772	34.9%
Total Dutch Bros OpCo Class A common units outstanding	177,204	100.0%
_______________
1 Dutch Bros OpCo effected a recapitalization on February 7, 2025. Refer to NOTE 20 — Subsequent Events for additional information.
The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Dutch Bros Inc.	$35,258	$1,718	$(4,753)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	84	(269)	813
Transfers from (to) non-controlling interests:
Decrease in accumulated deficit as a result of the adoption of ASC 842	—	—	122
Increase in additional paid-in capital as a result of equity-based compensation	6,980	15,177	13,743
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	1,743	(661)	(1,145)
Increase (decrease) in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	115,989	(158,152)	9,410
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$160,054	$(142,187)	$18,190
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Weighted-average ownership percentage of non-controlling interest holders	41.6%	62.8%	67.8%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.
Dutch Bros Inc.| Form 10-K | 125

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amounts paid to non-controlling interest holders	$1,888	$—	$—
NOTE 16 — Income (Loss) Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Numerator:
Net income (loss)	$66,450	$9,952	$(19,253)
Less: Net income (loss) attributable to non-controlling interests	31,192	8,234	(14,500)
Net income (loss) attributable to Dutch Bros Inc.	$35,258	$1,718	$(4,753)

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss) attributable to Dutch Bros Inc.	$35,258	$1,718	$(4,753)
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	103,504	62,074	51,871

Basic net income (loss) per share attributable to common stockholders ¹	$0.34	$0.03	$(0.09)
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
Dutch Bros Inc.| Form 10-K | 126

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed net income (loss) for basic computation	$35,258	$1,718	$(4,753)
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	110	—	—
Allocation of undistributed net income (loss)	$35,368	$1,718	$(4,753)

Denominator:
Number of shares used in basic computation	103,504	62,074	51,871
Add: weighted-average effect of dilutive securities
RSAs	12	—	—
RSUs	613	—	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income (loss) per share ¹	104,129	62,074	51,871
Diluted net income (loss) per share attributable to common stockholders ¹	$0.34	$0.03	$(0.09)
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
The following Class A common stock equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
RSAs	—	1,283	2,667
RSUs	90	648	583
Total anti-dilutive securities	90	1,931	3,250
NOTE 17 — Commitments and Contingencies
Purchase Obligations
We enter into fixed-price and price-to-be fixed green coffee purchase commitments. For both fixed-price and price-to-be fixed purchase commitments, we expect to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used for the normal purchases of green coffee and not for speculative purposes. We do not enter into futures contracts or other derivative instruments related to its green coffee purchase commitments.
Guarantees
We periodically provide guarantees to franchise partners for lease payments. Annually, we determine if a liability needs to be recorded related to these guarantees. As of December 31, 2024 and December 31, 2023, we had guaranteed approximately $8.2 million and $1.4 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the consolidated financial statements.
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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of December 31, 2024, Dutch Bros Inc. recognized $627.8 million of liabilities related to its obligations under the TRAs.
NOTE 18 — Related Party Transactions
During the year ended December 31, 2024, we sold our airplane, hangar, and related equipment to our Co-Founder for approximately $9.5 million. The transactions resulted in total gains of approximately $1.3 million, reflected in the “Other income, net” line item of our consolidated statements of operations.
Dutch Bros Inc.| Form 10-K | 128

The Dutch Bros Foundation is a not-for-profit organization founded by our company that provides philanthropy to coffee farmers and local communities. Our Co-Founder, Vice Chair, and Chief Legal Officer serve on the board of directors, and our Vice Chair serves as the President. Donations to the Foundation were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Donations to Dutch Bros Foundation	$4,250	$250	$5,149
NOTE 19 — Segment Reporting
Segment information is prepared on the same basis that our CEO, who is the CODM, manages the segments, evaluates financial results and makes key operating decisions. Our CEO evaluates financial performance based on two operating segments, which offer distinct products and services to different customers: Company-operated shops and Franchising and other. The Company-operated shops segment includes retail coffee shop sales to end consumers. The Franchising and other segment includes bean and product sales to franchise partners, initial franchise fees, royalties, and marketing fees related to the franchise partners, as well as sales of products through our website.
The accounting policies applied to company-operated shops and franchising and other segments are the same as described in the Significant Accounting Policies section of NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies.
The CODM reviews segment performance and allocates resources based upon segment contribution, which is defined as segment gross profit before depreciation and amortization. Segment contribution is used to monitor and assess segment results compared to prior periods, forecasted results, and our annual operating plan.
All segment revenue is earned in the United States. All intercompany sales amongst the Dutch Bros entities are fully eliminated in consolidation. Further, there are no intersegment revenues. The CODM does not evaluate operating segments using discrete asset information.
Selling, general and administrative expenses primarily consist of unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the segments but are not directly attributable to or managed by any segment and are not included in the reported financial results of the segments.
No changes have been made to our segments during the year ended December 31, 2024. In addition, no customer represented 10% or more of total revenue for the three years ended December 31, 2024, 2023, and 2022.
Dutch Bros Inc.| Form 10-K | 129

Financial information for our reportable segments was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues
Company-operated shops	$1,165,830	$857,939	$639,710
Franchising and other	115,185	107,837	99,302
Total revenues	1,281,015	965,776	739,012
Cost of sales
Company-operated shops
Beverage, food & packaging	296,752	230,133	171,864
Labor costs	315,805	230,505	182,861
Occupancy & other costs	191,372	140,895	109,366
Pre-opening costs	15,133	14,083	17,986
Franchising and other	30,100	31,378	34,007
Segment cost of sales[1]	849,162	646,994	516,084
Segment contribution
Company-operated shops	346,768	242,323	157,633
Franchising and other	85,085	76,459	65,295
Total segment contribution	$431,853	$318,782	$222,928

Segment depreciation and amortization	(91,724)	(67,486)	(42,012)

Selling, general and administrative	(234,036)	(205,074)	(183,528)
Interest expense, net	(27,020)	(32,321)	(18,018)
Other income, net	5,812	3,018	3,976
Income (loss) before income taxes	$84,885	$16,919	$(16,654)
__________________
1 Segment cost of sales for this presentation excludes impact of depreciation and amortization.
NOTE 20 — Subsequent Events
Credit Facility
On February 4, 2025, we drew the remaining $50 million on our delayed draw term loan facility under the 2022 Credit Facility before this portion was set to expire on February 4, 2025. We expect to use the funds for general corporate purposes, including, but not limited to, building new shops.
Dutch Bros OpCo Recapitalization
From time to time, Dutch Bros Inc. receives cash distributions from Dutch Bros OpCo pursuant to the OpCo LLC Agreement. Dutch Bros Inc. may then loan any cash in excess of its liabilities back to Dutch Bros OpCo for operations, under the open-ended balance Subordinated Intercompany Note, between Dutch Bros OpCo and Dutch Bros Inc., dated February 28, 2022 (the Intercompany Note).
On February 7, 2025, Dutch Bros Inc. entered into a subscription agreement with Dutch Bros OpCo, pursuant to which Dutch Bros OpCo issued 51,942 newly authorized Dutch Bros OpCo Class A common units to Dutch Bros Inc. in exchange for satisfaction of the outstanding balance of the Intercompany Note, which at that time was approximately $3.5 million.
Dutch Bros Inc.| Form 10-K | 130

In accordance with the OpCo LLC Agreement, all outstanding Dutch Bros OpCo Class A common units were then recapitalized through a reverse unit split (the Reverse Split) in order to maintain a one-to-one ratio between the number of Dutch Bros OpCo Class A common units owned by Dutch Bros Inc. and the number of outstanding shares of Class A common stock. Consequently, 15,734 outstanding shares of Class B common stock, and 1,220 outstanding shares of Class C common stock, that were paired with Dutch Bros OpCo Class A common units eliminated as a result of the Reverse Split, were cancelled.
The following tables reflect the changes in Dutch Bros OpCo ownership interest and Dutch Bros Inc.’s outstanding classes of common stock as a result of the Reverse Split on a pro forma basis as if they had occurred as of December 31, 2024:

Dutch Bros OpCo	December 31, 2024		Capital Contribution	Pre-Split	Reverse Split	Post Reverse Split
(in thousands)	OpCo Units	%	OpCo Units	OpCo Units	OpCo Units	OpCo Units	%
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	115,432	65.1%	52	115,484	(52)	115,432	65.2%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	61,772	34.9%	—	61,772	(27)	61,745	34.8%
Total Dutch Bros OpCo Class A common units outstanding	177,204	100.0%	52	177,256	(79)	177,177	100.0%

Dutch Bros Inc.
(in thousands)	December 31, 2024	Reverse Split	Post Reverse Split
Class A common shares	115,432	—	115,432
Class B common shares	35,227	(16)	35,211
Class C common shares	3,545	(1)	3,544
Total Dutch Bros Inc. common shares outstanding	154,204	(17)	154,187
Dutch Bros Inc.| Form 10-K | 131

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2024, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, under the supervision of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Dutch Bros Inc.| Form 10-K | 132

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
ITEM 9B. OTHER INFORMATION
Dutch Bros OpCo Fifth Amended and Restated Limited Liability Company Agreement
On February 7, 2025, the Company and the Continuing Members amended and restated the Dutch Mafia Fourth Amended and Restated Limited Liability Company Agreement, dated May 16, 2024, to clarify the authority of the Company, as managing member of Dutch Bros OpCo (the Managing Member) to address situations in which the Company acquires or holds any amount of cash in excess of the monetary obligations Dutch Bros Inc. reasonably anticipates (Excess Cash), in order to preserve the intended economic principles of the UP-C structure. Such authority of the Managing Member includes, without limitation, causing Dutch Bros OpCo to, from time to time, issue additional Dutch Bros OpCo Class A common units without a corresponding issuance of additional shares of Class A Common Stock in circumstances in which Excess Cash (or amounts receivable pursuant to loans of Excess Cash to Dutch Bros OpCo) is used to purchase additional Dutch Bros OpCo Class A common units and to subsequently effect a reverse unit split as necessary to ensure that the number of Dutch Bros OpCo Class A common units held by the Company equals the number of shares of Class A Common Stock outstanding.
Class A Common Unit Issuance and Share Cancellation
In September and December of 2024, Dutch Bros OpCo made cash distributions in the aggregate of approximately $3.5 million to Dutch Bros Inc. as required by the Fourth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo. In accordance with the requirements of the 2022 Credit Facility, Dutch Bros Inc. loaned such amounts to Dutch Bros OpCo for operations pursuant to the open-ended balance Subordinated Intercompany Note between Dutch Bros OpCo and Dutch Bros Inc., dated February 28, 2022 (the Intercompany Note).
On February 7, 2025, Dutch Bros Inc. entered into a subscription agreement with Dutch Bros OpCo pursuant to which Dutch Bros OpCo issued 51,942 newly authorized Dutch Bros OpCo Class A common units in exchange for satisfaction of the outstanding balance of the Intercompany Note, which at that time was approximately $3.5 million.
In accordance with the OpCo LLC Agreement, all outstanding Dutch Bros OpCo Class A common units were then recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of Dutch Bros OpCo Class A common units owned by Dutch Bros Inc. and the number of outstanding shares of Class A common stock. Consequently, 15,734 outstanding shares of Class B common stock, and 1,220 outstanding shares of Class C common stock, that were paired with Dutch Bros OpCo Class A common units eliminated as a result of the reverse unit split, were cancelled.
Rule 10b5-1 Trading Arrangements
On November 22, 2024, entities controlled by Travis Boersma, our Co-Founder and Executive Chairman, adopted a Rule 10b5-1 trading arrangement (the Trading Plan), providing for the sale of up to 10,000,000 shares of our Class A common stock upon the exchange of Dutch Bros OpCo Class A common units pursuant to the terms of the OpCo LLC Agreement. The Trading Plan’s expiration date is February 21, 2026. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Dutch Bros Inc.| Form 10-K | 133

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Dutch Bros Inc.| Form 10-K | 134

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in “Information about our Executive Officers” section in Part I, Item I of this Form 10-K.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website at https://investors.dutchbros.com/governance. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions for our Code of Business Conduct and Ethics on our website. The information contained on, or accessible from, our website is not part of this Form 10-K by reference or otherwise. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the website address and location specified above.
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024 (the 2025 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the “Security Ownership of Certain Beneficial Owners and Management” section of the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the “Transactions with Related Persons” section of the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is:
•Firm name: KPMG LLP
•Firm location: Portland, Oregon
•Auditor Firm ID: 185
The information required by this item will be included in the “Audit and Related Fees” section of the 2025 Proxy Statement and is incorporated herein by reference.
Dutch Bros Inc.| Form 10-K | 135

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40798	3.2	September 17, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-258988	4.1	September 7, 2021
4.2	Description of Capital Stock.	10-K	001-40798	4.2	February 27, 2023
10.1	Fifth Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated February 7, 2025.					X
10.2	Tax Receivable Agreement (Reorganization), dated September 14, 2021.	8-K	001-40798	10.2	September 17, 2021
10.3	Tax Receivable Agreement (Exchanges), dated September 14, 2021.	8-K	001-40798	10.3	September 17, 2021
10.4	Amended and Restated Registration Rights Agreement, by and among the Registrant and the Investors party thereto, dated October 31, 2023.	10-K	001-40798	10.4	February 23, 2024
10.5	Form of Director and Officer Indemnification Agreement.	S-1	333-258988	10.2	August 20, 2021
10.6†	2021 Equity Incentive Plan.	S-8	333-259618	99.1	September 17, 2021
10.7†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.8	September 7, 2021
10.8†	Form of RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.9	September 7, 2021
10.9†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.1	September 7, 2021
10.10†	Advisor Agreement, dated September 3, 2024, by and between the Company and Charles Jemley.	10-Q	001-40798	10.1	November 7, 2024
10.11†	Offer Letter by and between Stephen Gillett and the Company dated November 5, 2021.	8-K	001-40798	10.1	December 15, 2021
Dutch Bros Inc.| Form 10-K | 136

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A., the Company, and the other parties listed therein, dated February 28, 2022.	10-K	001-40798	10.16	March 11, 2022
10.13	Amendment No. 1 to Credit Agreement, dated August 4, 2023, by and among Dutch Bros., LLC, DB Management Co., DB Franchising USA, LLC, Boersma Bros. LLC, the other Loan Parties party thereto, the financial institutions party thereto, and J.P. Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-40798	10.1	August 8, 2023
10.14†	Offer Letter by and between Ann M. Miller and the Company, dated August 12, 2022.	8-K	001-40798	10.1	August 22, 2022
10.15†	Amended Offer Letter by and between Christine Barone and the Company, dated December 27, 2023.	8-K	001-40798	10.1	January 2, 2024
10.16†	Offer Letter, dated as of November 2, 2023, by and between the Company and C. David Cone.	8-K	001-40798	10.1	November 7, 2023
10.17†	Offer Letter, dated as of September 1, 2022, by and between the Company and Victoria Tullett.	10-K	001-40798	10.23	February 23, 2024
10.18†	Offer Letter, dated as of June 7, 2023, by and between the Company and Tana Davila.	10-K	001-40798	10.24	February 23, 2024
10.19†	Offer Letter, dated as of December 15, 2023, by and between the Company and Sumitro Ghosh.	8-K	001-40798	10.1	April 2, 2024
10.20†	Offer Letter, dated as of December 19, 2023, by and between the Company and Joshua Guenser.	8-K	001-40798	10.1	May 7, 2024
10.21	Share Surrender Agreement, by and among the Company, Dutch Bros OpCo, DMI Holdco, LLC, DM Individual Aggregator, LLC, and DM Trust Aggregator, LLC, dated May 16, 2024.	8-K	001-40798	10.2	May 20, 2024
10.22	Limitation Agreement, by and among the Company, Dutch Bros OpCo, DMI Holdco, LLC, DM Individual Aggregator, LLC, and DM Trust Aggregator, LLC, dated May 16, 2024.	8-K	001-40798	10.3	May 20, 2024
10.23†	Offer Letter, dated as of May 28, 2024, by and between the Company and Gerard J. Hart.	8-K	001-40798	10.1	June 3, 2024
10.24†	Offer Letter, dated as of June 18, 2024, by and between the Company and Todd Penegor.	8-K	001-40798	10.1	June 24, 2024
10.25†	Amended and Restated Participation Agreement, dated November 4, 2024, by and between the Company and Christine Barone.	8-K	001-40798	10.1	November 6, 2024
Dutch Bros Inc.| Form 10-K | 137

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26†	Amended and Restated Severance and Change in Control Plan, dated October 4, 2021, and related Form of Participation Agreement.	8-K	001-40798	10.2	November 6, 2024
19.1	Dutch Bros Inc. Insider Trading Policy.					X
21.1	Subsidiaries of Dutch Bros Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1†	Incentive Compensation Recoupment Policy, dated October 10, 2023.	10-K	001-40798	97.1	February 23, 2024
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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
Dutch Bros Inc.| Form 10-K | 138

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH BROS INC.

February 13, 2025	By:	/s/ CHRISTINE BARONE
Date		Christine Barone
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine Barone and Joshua Guenser, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTINE BARONE	Chief Executive Officer and President and Director (Principal Executive Officer)	February 13, 2025
Christine Barone

/s/ TRAVIS BOERSMA	Executive Chairman	February 13, 2025
Travis Boersma

/s/ JOSHUA GUENSER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2025
Joshua Guenser

/s/ C. DAVID CONE	Director	February 13, 2025
C. David Cone

/s/ THOMAS DAVIS	Director	February 13, 2025
Thomas Davis

/s/ KATHRYN GEORGE	Director	February 13, 2025
Kathryn George

/s/ STEPHEN GILLETT	Director	February 13, 2025
Stephen Gillett

/s/ G.J. HART	Director	February 13, 2025
G.J. Hart

/s/ ANN MILLER	Director	February 13, 2025
Ann Miller

/s/ TODD PENEGOR	Director	February 13, 2025
Todd Penegor
Dutch Bros Inc.| Form 10-K | 139