Form 10-Q
period 2025-03-31
Dutch Bros Inc.
filed 2025-05-08
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025
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
(877) 899-2767
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of May 1, 2025, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	126,924,124
Class B common stock	35,210,946
Class C common stock	2,347,346

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
AUV	Average Unit Volume
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma, our Executive Chairman and Co-Founder, and affiliated entities over which he maintains voting control.
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/A	Not applicable
N/M	Not meaningful
OpCo LLC Agreement	The Fifth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the OpCo LLC Agreement, collectively.
PSU	Performance-Based Stock Units
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
Same Shop Sales	The estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period.
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs
The Tax Receivable Agreement (Exchanges) that Dutch Bros Inc. entered into with the Continuing Members and the Tax Receivable Agreement (Reorganization) that Dutch Bros Inc. entered into with TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors, in connection with the IPO.

TSR	Relative Total Shareholder Return
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
Dutch Bros Inc.| Form 10-Q | 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including those in the section titled “Management’s Discussion and Analysis,” that are not historical facts, including those regarding the impact of inflation, increased minimum wages, interest rate risk, and general macroeconomic conditions on our results of operations, supply chain, or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These forward-looking statements are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025 (2024 Form 10-K).
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from expectations. These factors include, but are not limited to, those listed under the “Risk Factors” section of this Form 10-Q, and in our 2024 Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$316,441	$293,354
Accounts receivable, net	11,635	10,598
Inventories, net	38,225	36,488
Prepaid expenses and other current assets	16,583	17,501
Total current assets	382,884	357,941
Property and equipment, net	705,879	683,971
Finance lease right-of-use assets, net	377,837	374,623
Operating lease right-of-use assets, net	340,137	315,256
Intangibles, net	2,444	2,947
Goodwill	21,629	21,629
Deferred income tax assets, net	930,155	742,126
Other long-term assets	4,255	2,592
Total assets	$2,765,220	$2,501,085
Liabilities and Equity
Current liabilities:
Accounts payable	$31,609	$32,225
Accrued compensation and benefits	32,694	49,778
Other accrued liabilities	22,152	26,516
Other current liabilities	14,108	7,067
Deferred revenue	39,711	42,868
Current portion of tax receivable agreements liability	5,212	71
Current portion of finance lease liabilities	13,992	13,256
Current portion of operating lease liabilities	14,642	13,979
Current portion of long-term debt	22,625	17,311
Total current liabilities	196,745	203,071
Deferred revenue, net of current portion	7,985	8,015
Finance lease liabilities, net of current portion	374,307	369,297
Operating lease liabilities, net of current portion	334,853	309,311
Long-term debt, net of current portion	260,774	219,755
Tax receivable agreements liability, net of current portion	794,246	627,763
Other long-term liabilities	8	8
Total liabilities	1,968,918	1,737,220
Commitments and contingencies (Note 15)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	March 31, 2025	December 31, 2024
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 125,174 and 115,432 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,211 and 35,227 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 2,347 and 3,545 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	563,600	517,074
Accumulated other comprehensive income	438	628
Retained earnings	35,019	19,666
Total stockholders' equity attributable to Dutch Bros Inc.	599,058	537,369
Non-controlling interests	197,244	226,496
Total equity	796,302	763,865
Total liabilities and equity	$2,765,220	$2,501,085
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands, except per share amounts; unaudited)	2025	2024
Revenues
Company-operated shops	$326,421	$248,085
Franchising and other	28,731	27,014
Total revenues	355,152	275,099

Costs and Expenses
Cost of sales	265,159	203,326
Selling, general and administrative	58,921	46,194
Total costs and expenses	324,080	249,520

Income from operations	31,072	25,579

Other expense
Interest expense, net	(7,115)	(6,393)
Other income (expense), net	(18)	5,801
Total other expense	(7,133)	(592)

Income before income taxes	23,939	24,987
Income tax expense	1,459	8,772
Net income	22,480	16,215
Less: Net income attributable to non-controlling interests	7,127	9,153
Net income attributable to Dutch Bros Inc.	$15,353	$7,062
Net income per share of Class A and Class D common stock:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	120,810	83,328
Diluted	121,508	83,410
See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in thousands; unaudited)	2025	2024
Net income	$22,480	$16,215
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(93) and $79, respectively	(349)	674
Comprehensive income	22,131	16,889
Less: comprehensive income attributable to non-controlling interests	6,968	9,446
Comprehensive income attributable to Dutch Bros Inc.	$15,163	$7,443
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	15,353	7,127	22,480
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $93	—	—	—	—	—	—	(96)	(190)	—	(159)	(445)
Equity-based compensation expense	—	—	—	—	—	—	2,900	—	—	1,294	4,194
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	295	—	—	—	—	—	(7,771)	—	—	(3,247)	(11,018)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	9,447	—	—	—	(1,197)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	34,267	—	—	(34,267)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	17,226	—	—	—	17,226
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Balance, March 31, 2025	125,174	1	35,211	—	2,347	—	563,600	438	$35,019	$197,244	$796,302

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended March 31, 2024

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	7,062	9,153	16,215
Unrealized gain on derivative securities, effective portion, net of income tax expense of $79	—	—	—	—	—	—	—	—	(135)	381	—	293	539
Equity-based compensation expense	—	—	—	—	—	—	—	—	991	—	—	942	1,933
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax and forfeitures	58	—	—	—	—	—	—	—	1,867	—	—	(2,742)	(875)
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	16,559	—	(558)	—	(11,985)	—	(4,016)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	40,377	—	—	(40,377)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	2,230	—	—	—	2,230
Balance, March 31, 2024	86,575	1	60,071	1	23,879	—	6,653	—	424,721	925	$(8,530)	$278,845	$695,963
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands; unaudited)	2025	2024
Cash flows from operating activities:
Net income	$22,480	$16,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,430	21,253
Non-cash interest expense	278	278
Gain (loss) on disposal of assets	58	(1)
Equity-based compensation	4,194	1,933
Deferred income taxes	985	8,395
Remeasurement gain on TRAs	—	(5,687)
Non-cash operating lease cost	4,635	3,320
Changes in operating assets and liabilities:
Accounts receivable, net	(1,037)	(2,535)
Inventories, net	(1,737)	1,560
Prepaid expenses and other current assets	792	483
Other long-term assets	(2,240)	84
Accounts payable	(1,026)	8,299
Accrued compensation and benefits	(17,084)	(8,344)
Other accrued liabilities	(1,097)	768
Other current liabilities	7,041	(810)
Deferred revenue	(3,187)	(1,602)
Operating lease liabilities	(2,601)	(2,416)
Net cash provided by operating activities	36,884	41,193
Cash flows from investing activities:
Purchases of property and equipment	(45,551)	(57,462)
Proceeds from disposal of fixed assets	23	—
Net cash used in investing activities	(45,528)	(57,462)
Cash flows from financing activities:
Payments on finance lease liabilities	(3,400)	(2,094)
Proceeds from long-term debt	50,000	150,000
Payments on long-term debt	(3,780)	(1,590)
Tax withholding payments upon vesting of equity awards	(11,018)	(873)
Payments under tax receivable agreements	(71)	—
Net cash provided by financing activities	31,731	145,443
Net increase in cash and cash equivalents	23,087	129,174
Cash and cash equivalents, beginning of period	293,354	133,545
Cash and cash equivalents, end of period	$316,441	$262,719
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands; unaudited)	2025	2024
Supplemental disclosure of cash flow information
Interest paid	$9,823	$8,413
Income taxes paid	183	—
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	9,778	15,131
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of March 31, 2025, there were 1012 shops in operation in 18 U.S. states, of which 695 were company-operated and 317 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of March 31, 2025, Dutch Bros Inc. held 100.0% of the voting interest and 70.5% of the economic interest of Dutch Bros OpCo. The Continuing Members held none of the voting interest and the remaining 29.5% of the economic interest of Dutch Bros OpCo.
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
Our condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the 2024 Form 10-K and as updated by this Form 10-Q.
We have made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements in the 2024 Form 10-K that includes additional information on accounting estimates, policies, and the methods and assumptions used in its estimates.
Dutch Bros Inc.| Form 10-Q | 12

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Significant Accounting Policies Updates
There have been no material updates to our significant accounting policies during the three months ended March 31, 2025 from those previously reported in the 2024 Form 10-K.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments are effective for public business entities' annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. We expect to provide additional detail and disclosures under the new guidance in our Form 10-K to be filed for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The intent of this ASU is to improve public entity financial footnote disclosures around types of expenses in commonly presented expense categories (i.e., cost of sales; selling, general, and administrative expense; and research and development expense). The amendments in this ASU do not change or remove current expense disclosure requirements, but rather 1) impact where this information appears in the notes to the consolidated financial statements and 2) add additional disclosure requirements for certain expense line items appearing on the face of our consolidated statements of operations. ASU 2024-03, as amended, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing potential impacts of this standard on our business processes and future disclosures.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended March 31,
(in thousands)	2025	2024
Company-operated shops	$326,421	$248,085
Franchising	27,091	25,771
Other	1,640	1,243
Total revenues	$355,152	$275,099
Dutch Bros Inc.| Form 10-Q | 13

Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Gift card and loyalty programs	$45,025	$48,265
Other deferred revenue, net [1]	2,671	2,618
Total deferred revenue	$47,696	$50,883
_______________
1 Other deferred revenue, net, includes initial unearned franchise fees and performance obligations that have not been satisfied related to sales to distributors.
Deferred revenue activity was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$50,883	$37,025
Revenue deferred [1]	126,012	89,394
Revenue recognized [2]	(129,253)	(91,057)
Other deferred revenue, net [3]	54	61
Ending balance	47,696	35,423
Less: current portion	(39,711)	(29,110)
Deferred revenue, net of current portion	$7,985	$6,313
_______________
1 Revenue deferred includes gift card activations, loyalty app loads and loyalty points and rewards earned.
2 Revenue recognized includes redemptions of gift cards, loyalty app and loyalty rewards, and breakage.
3 Other deferred revenue, net, includes activity related to initial unearned franchise fees and sales to distributors where the performance obligation has not been satisfied.
Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended March 31,
(in thousands)	2025	2024
Gift card redemptions [1]	$5,092	$4,017
Earned franchise fees	114	113
_____________________
1    Amounts exclude cash loads and transactions related to our loyalty rewards program.
Dutch Bros Inc.| Form 10-Q | 14

Future recognition of initial unearned franchise fees as of March 31, 2025 is as follows:

(in thousands)
Remainder of 2025	$330
2026	403
2027	358
2028	309
2029	264
Thereafter	920
Total	$2,584
NOTE 4 — Organization Realignment and Restructuring
On January 29, 2024, our Board of Directors approved an organizational realignment and restructuring plan to expand support operations at our Phoenix, Arizona office. As part of this large-scale initiative, we relocated certain support center staff from our Grants Pass, Oregon headquarters to the Phoenix office. As of March 31, 2025, approximately 40% of our total support operations staff were located in Phoenix, Arizona. We have incurred total aggregate charges of approximately $19.1 million related to this initiative, consisting of (i) approximately $16.6 million in employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) approximately $2.5 million in other costs, including building donation, consulting fees and costs and duplicate rent. Substantially all of the estimated charges have resulted in current or expected future cash expenditures.
During the three months ended March 31, 2025 and 2024, we recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Relocation and travel costs	$531	$2,429
One-time termination benefits	478	196
Total employee-related costs	1,009	2,625
Duplicate rent	244	—
Consulting	(25)	—
Total other costs	219	—
Total restructuring costs incurred	$1,228	$2,625
Dutch Bros Inc.| Form 10-Q | 15

As of March 31, 2025 and December 31, 2024, the accruals for corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the condensed consolidated balance sheets. The following table summarizes the activity for the restructuring liability during the three months ended March 31, 2025:

(in thousands)	Liability, December 31, 2024	Charges	Cash Payments	Liability, March 31, 2025
Relocation and travel costs	$698	$531	$(1,066)	$163
One-time termination benefits	2,028	478	(1,262)	1,244
Total employee-related costs	2,726	1,009	(2,328)	1,407
Duplicate rent	—	244	(244)	—
Consulting	55	(25)	(30)	—
Total other costs	55	219	(274)	—
Totals	$2,781	$1,228	$(2,602)	$1,407
As of March 31, 2025, our organizational realignment and restructuring plan to expand our support operations in Phoenix, Arizona was substantially complete.
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$19,059	$14,594
Finished goods	19,166	21,894
Total inventories	$38,225	$36,488
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(in thousands)	Useful Life (Years)			March 31, 2025	December 31, 2024
Software	3			$10,981	$10,666
Equipment and fixtures	3	—	7	237,482	229,307
Leasehold improvements	5	—	15	57,909	54,535
Buildings	10	—	39	521,538	487,060
Land	N/A			7,022	7,022
Construction-in-progress [1]	N/A			66,689	71,951
Property and equipment, gross				901,621	860,541
Less: accumulated depreciation				(195,742)	(176,570)
Property and equipment, net				$705,879	$683,971
_______________
1    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Dutch Bros Inc.| Form 10-Q | 16

Depreciation expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$18,965	$13,918
Selling, general, and administrative	387	248
Total depreciation expense	$19,352	$14,166
NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(in thousands)	Weighted-average amortization period (in years)	March 31, 2025	December 31, 2024
Reacquired franchise rights	3.0	$27,049	$27,049
Less: accumulated amortization		(24,605)	(24,102)
Intangibles, net		$2,444	$2,947
Amortization expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$503	$800
NOTE 8 — Leases
The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Three Months Ended March 31,
(in thousands)		2025	2024
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$6,560	$6,272
Amortization of right-of-use assets	Selling, general, and administrative	15	15
Interest on lease liabilities	Interest expense	5,609	5,452
Total finance lease costs		12,184	11,739

Operating lease costs
Lease expenses	Cost of sales	8,663	5,944
Lease expenses	Selling, general, and administrative	700	47
Total operating lease costs		9,363	5,991

Variable lease costs	Cost of sales	2,115	1,559
Total lease costs		$23,662	$19,289
Dutch Bros Inc.| Form 10-Q | 17

Supplemental cash flow information related to leases is as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$5,609	$5,452
Operating cash flows from operating leases	7,330	5,087
Financing cash flows from finance leases	3,400	2,094
Right-of-use assets obtained in exchange for lease obligations
Finance leases	9,145	3,715
Operating leases	28,855	37,815
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
On February 20, 2024 and February 4, 2025, we drew $150 million and $50 million, respectively, on our delayed draw term loan facility before these portions expired on February 28, 2024 and February 4, 2025, respectively.
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
We are required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45% (depending on our maximum net lease-adjusted total leverage ratio) based on the (i) average daily unused portion of the revolving credit facility, and (ii) the daily undrawn amount of the delayed draw term loan facility. These fees are recorded as interest expense on our condensed consolidated statements of operations.
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
As of March 31, 2025, no amounts were outstanding on our revolving credit facility, and $342.3 million was available for borrowing, net of $7.7 million in letters of credit, and approximately $280.9 million of principal was outstanding on the term loan facilities. The term loans bear interest at approximately 6.17% as of March 31, 2025, excluding the impact from our interest rate swap. We were in compliance with our financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 18

Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	March 31, 2025	December 31, 2024
Term loans under credit facility	$280,938	$234,688
Finance obligations[1]	3,022	3,022
Unsecured note payable	269	299
Total debt	284,229	238,009
Less: loan origination fees	(830)	(943)
Less: current portion	(22,625)	(17,311)
Total long-term debt, net of current portion	$260,774	$219,755
_______________
1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of March 31, 2025 are as follows:

(in thousands)
Remainder of 2025	$16,968
2026	43,256
2027	220,983
2028	—
2029	—
Thereafter	3,022
Total	$284,229
NOTE 10 — Derivative Financial Instruments
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of March 31, 2025, the interest rate swap had a notional amount of approximately $63.0 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of March 31, 2025, the one-month adjusted term SOFR was 4.32%.
Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of March 31, 2025, we expect to reclassify a gain of approximately $0.8 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-Q | 19

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	March 31, 2025	December 31, 2024
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$827	$953
Interest rate swap contract	Other long-term assets	419	832
Total derivative instrument designated as cash flow hedge		$1,246	$1,785

		Three Months Ended March 31,
(in thousands)	Financial Statements Classification	2025	2024
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$(160)	$1,222
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(282)	(469)
Income tax benefit (expense)	Statements of Operations - Income tax expense	93	(79)
NOTE 11 — Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Income tax expense	$1,459	$8,772
Effective tax rate	6.1%	35.1%
The effective tax rate for the quarter ended March 31, 2025, was 6.1%, which reflects the US federal statutory rate of 21% on pre-tax income, offset with the tax benefits of federal tax credits, income attributable to non-controlling interests, and tax deductions related to stock-based compensation.
The decrease in the effective tax rate from 35.1% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as a change in state earnings mix that occurred in 2024.
Tax Receivable Agreements
In connection with our IPO, we executed two TRAs which require payment to certain Dutch Bros OpCo owners of 85% of the income tax benefits, if any, that we actually realize or in some cases is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
The TRAs-related liabilities are classified on our condensed consolidated balance sheets as current or non-current based on the expected date of payment under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively.
Dutch Bros Inc.| Form 10-Q | 20

As of March 31, 2025, our total TRAs-related liabilities were $799.5 million. The changes related to these liabilities were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Beginning balance	$627,834	$290,920
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	171,695	341,161
Payments under TRA	(71)	—
TRAs remeasurements [1]	—	(4,247)
Ending balance	$799,458	$627,834
Less: current portion	(5,212)	(71)
TRAs liability, net of current portion	$794,246	$627,763
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRAs.
NOTE 12 — Equity-Based Compensation
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	1,211	$32.38
New grants	233	82.03
Vested	(434)	33.90
Forfeitures	(80)	36.31
Balance, March 31, 2025	930	$43.76
Performance-Based Stock Units
During the three months ended March 31, 2025, we granted PSUs for the first time to a small group of senior employees. Our PSUs are subject to a three-year plus maximum 90-day service period and a market condition. The number of shares of Dutch Bros Inc.'s Class A common stock to be received at vesting range from 0% to 200% of the target amount. The payout percentage is based on TSR performance measured during a three-year performance period that commences on the grant date of any given award and ends three years from that date. TSR performance is measured based on Dutch Bros Inc.'s stock price appreciation compared to peer companies' stock price appreciation during the performance period. Forfeitures are recognized as they occur.
Dutch Bros Inc.| Form 10-Q | 21

We estimate the fair value of PSUs using a Monte Carlo simulation model at the grant date. The estimated grant date fair value of $132.96 was derived from inputs and assumptions utilized in the valuation model as follows:

	Three Months Ended March 31,
	2025	2024
Grant date stock price	$82.03	N/A
Beginning average price[1]	$67.71	N/A
Risk-free interest rate	4.2%	N/A
Volatility	63.1%	N/A
_________________
1 Beginning average price is calculated as the volume-weighted average daily closing stock price over the 30 trading days preceding the start of the PSU performance period.
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	—	$—
New grants	63	132.96
Forfeitures	(2)	132.96
Balance, March 31, 2025	61	$132.96
Total release date fair value of vested equity awards for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025		2024
	Awards/units	WA vest date fair value	Awards/units	WA vest date fair value
RSAs	—	$—	38,665	$31.06
RSUs	34,297	79.01	2,664	30.49
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$400	$94
Selling, general, and administrative expenses	3,794	1,839
Total stock-based compensation expense	$4,194	$1,933
Dutch Bros Inc.| Form 10-Q | 22

As of March 31, 2025, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $43.3 million, which will be recognized as follows:

(in thousands)
Remainder of 2025	$14,335
2026	16,624
2027	10,556
2028	1,832
2029	—
Thereafter	—
Total unrecognized stock-based compensation	$43,347
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
The following table summarizes the ownership interest in Dutch Bros OpCo¹:

	March 31, 2025
(in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	125,174	70.5%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	52,298	29.5%
Total Dutch Bros OpCo Class A common units outstanding	177,472	100.0%
_______________
1 Dutch Bros OpCo effected a recapitalization on February 7, 2025. For additional information, refer to NOTE 1 — Organization and Background.
Dutch Bros Inc.| Form 10-Q | 23

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income attributable to Dutch Bros Inc.	$15,353	$7,062
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	(190)	381
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of equity-based compensation	2,900	991
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(7,771)	1,867
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	34,267	40,377
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$44,559	$50,678
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Weighted-average ownership percentage of non-controlling interest holders	31.9%	53.0%
NOTE 14 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A and Class D common stock for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Numerator:
Net income	$22,480	$16,215
Less: Net income attributable to non-controlling interests	7,127	9,153
Net income attributable to Dutch Bros Inc.	$15,353	$7,062
Dutch Bros Inc.| Form 10-Q | 24

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$15,353	$7,062

Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	120,810	83,328
Basic net income per share attributable to common stockholders ¹	$0.13	$0.08
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$15,353	$7,062
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	28	4
Allocation of undistributed net income	$15,381	$7,066

Denominator:
Number of shares used in basic computation	120,810	83,328
Add: weighted-average effect of dilutive securities
RSAs	—	44
RSUs	698	38
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income per share ¹	121,508	83,410
Diluted net income per share attributable to common stockholders ¹	$0.13	$0.08
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2025	2024
PSUs	43	—
RSUs	100	146
Total anti-dilutive securities	143	146
Dutch Bros Inc.| Form 10-Q | 25

NOTE 15 — Commitments and Contingencies
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
Guarantees
We periodically provide guarantees to franchise partners for lease payments. Annually, we determine if a liability needs to be recorded related to these guarantees. As of March 31, 2025 and December 31, 2024, we had guaranteed approximately $8.1 million and $8.2 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of March 31, 2025, Dutch Bros Inc. recognized $799.5 million of liabilities related to its obligations under the TRAs. Refer to NOTE 11 — Income Taxes for additional information.
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
Dutch Bros Inc.| Form 10-Q | 26

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
No changes have been made to our segments during the three months ended March 31, 2025. In addition, no customer represented 10% or more of total revenue for the three months ended March 31, 2025 and 2024.
Financial information for our reportable segments was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues
Company-operated shops	$326,421	$248,085
Franchising and other	28,731	27,014
Total revenues	355,152	275,099
Cost of sales
Company-operated shops
Beverage, food & packaging	81,379	63,716
Labor costs	89,439	65,427
Occupancy & other costs	53,927	41,496
Pre-opening costs	5,611	3,447
Franchising and other	8,775	8,251
Segment cost of sales[1]	239,131	182,337
Segment contribution
Company-operated shops	96,065	73,999
Franchising and other	19,956	18,763
Total segment contribution	$116,021	$92,762

Segment depreciation and amortization	(26,028)	(20,989)

Selling, general and administrative	(58,921)	(46,194)
Interest expense, net	(7,115)	(6,393)
Other income (expense), net	(18)	5,801
Income before income taxes	$23,939	$24,987
__________________
1 Segment cost of sales for this presentation excludes impact of depreciation and amortization.
Dutch Bros Inc.| Form 10-Q | 27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-Q | 28

Overview
Dutch Bros is a high growth operator and franchisor of drive-thru shops that focus on serving high QUALITY, hand-crafted beverages with unparalleled SPEED and superior SERVICE. Founded in 1992 by brothers Dane and Travis Boersma, Dutch Bros began with a double-head espresso machine and a pushcart in Grants Pass, Oregon. Today, we believe that Dutch Bros is one of the fastest-growing brands in the quick service beverage industry in the United States.
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
On a macro level, conditions, including changes in tariffs, interest rates, inflation, bank failures and other events affecting financial institutions, geopolitical conflicts, and significant weather events (such as the recent wildfires in California), have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
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

Dutch Bros Inc.| Form 10-Q | 29

Results of Operations
As of March 31, 2025, we had 1,012 company-operated and franchised shops in 18 states, an increase of approximately 15.5% from the same period in the prior year. For the three months ended March 31, 2025, we generated $355.2 million of revenue, $22.5 million net income, and $0.13 income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

2025 vs 2024
Increase in total shops	15.5%
Increase in total revenue	29.1%

Dutch Bros Inc.| Form 10-Q | 30

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024
Shop count, beginning of period
Company-operated	670	542
Franchised	312	289
Total shop count	982	831

Company-operated new openings	25	40
Franchised new openings	5	5

Shop count, end of period
Company-operated	695	582
Franchised	317	294
Total shop count	1,012	876

Systemwide AUV [1]	$2,026	$1,995
Company-operated shops AUV [1]	$1,950	$1,915

Systemwide same shop sales [2,3]	4.7%	10.0%
Ticket	3.4%	8.8%
Transactions	1.3%	1.2%
Company-operated same shop sales [2]	6.9%	10.9%
Ticket	3.2%	8.2%
Transactions	3.7%	2.7%

Systemwide sales [3]	$489,672	$397,553
Company-operated shops operating weeks [4]	8,737	7,274
Franchising shops operating weeks [4]	4,011	3,779

Dutch Rewards transactions as a percentage of total transactions [5]	71.8%	66.5%
Dutch Bros Inc.| Form 10-Q | 31

	Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	$	%	$	%
Company-operated shops revenues	326,421	100.0	248,085	100.0
Company-operated shops gross profit	71,498	21.9	54,305	21.9
Company-operated shops contribution [6]	96,065	29.4	73,999	29.8
Selling, general, and administrative expenses	58,921	16.6	46,194	16.8
Adjusted selling, general, and administrative expenses [6]	53,497	15.1	40,430	14.7
Net income	22,480	6.3	16,215	5.9
Adjusted EBITDA [6]	62,906	17.7	52,540	19.1
_________________
1    AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months. AUVs are calculated by dividing the systemwide and company-operated shops net sales by the total number of systemwide and company-operated shops, respectively. Management uses these metrics as an indicator of shop growth and future expectations of mature locations.
2    Same shop sales represents the estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period. Same shop sales can be impacted by changes in customer transaction counts and by changes in the per-ticket amounts. Management uses these metrics as an indicator of shop growth and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended March 31,
(unaudited)	2025	2024
Systemwide shop base	794	641
Company-operated shops base	510	370
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
Dutch Bros Inc.| Form 10-Q | 32

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	$	%	$	%
Company-operated shops revenues	326,421	100.0	248,085	100.0

Beverage, food, and packaging costs	81,379	25.0	63,716	25.7
Labor costs	89,439	27.4	65,427	26.4
Occupancy and other costs	53,927	16.5	41,496	16.7
Pre-opening costs	5,611	1.7	3,447	1.4
Depreciation and amortization	24,567	7.5	19,694	7.9
Company-operated shops costs and expenses	254,923	78.1	193,780	78.1
Company-operated shops gross profit	71,498	21.9	54,305	21.9
Company-operated shops contribution[1]	96,065	29.4	73,999	29.8
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Company-operated shops revenue	$326,421	$248,085	$78,336	31.6%
Three Months Ended March 31, 2025 v. 2024
The company-operated shops revenue increase was driven by $62.1 million from newly opened shops not yet in the comparable shop base and $16.2 million from an increase in same shop sales within the comparable shop base.
_________________
1    The comparable same shop bases were 510 and 370 for the three months ended March 31, 2025 and 2024, respectively.
Dutch Bros Inc.| Form 10-Q | 33

Beverage, Food, and Packaging Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Beverage, food and packaging costs	$81,379	$63,716	$17,663	27.7%
As a percentage of company-operated shops revenues	25.0%	25.7%	N/A	(70) bps
Three Months Ended March 31, 2025 v. 2024
As a percentage of company-operated shops revenues, beverage, food and packaging costs decreased by 70 basis points. This was primarily due to a 90 basis point decrease for the impact of pricing on the comparable shop base.
Labor Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Labor costs	$89,439	$65,427	$24,012	36.7%
As a percentage of company-operated shops revenues	27.4%	26.4%	N/A	100 bps
Three Months Ended March 31, 2025 v. 2024
As a percentage of company-operated shops revenues, labor costs increased by 100 basis points. This was primarily due to 180 basis points from increased wages partially offset by a decrease of 90 basis points from the impact of pricing.
Occupancy and Other Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Occupancy and other costs	$53,927	$41,496	$12,431	30.0%
As a percentage of company-operated shops revenues	16.5%	16.7%	N/A	(20) bps
Three Months Ended March 31, 2025 v. 2024
As a percentage of company-operated shops revenues, occupancy and other costs decreased by 20 basis points. This decrease was primarily due to the impact of pricing.
Pre-opening Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Pre-opening costs	$5,611	$3,447	$2,164	62.8%
As a percentage of company-operated shops revenues	1.7%	1.4%	N/A	30 bps
New company-operated shops opened	25	40	(15)	(37.5)%
Pre-opening costs per new company-operated shop	$224	$86	$138	160.5%
Three Months Ended March 31, 2025 v. 2024
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops, in the three months ended March 31, 2025 as compared to the same period in 2024.
Dutch Bros Inc.| Form 10-Q | 34

Depreciation and Amortization

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Depreciation and amortization	$24,567	$19,694	$4,873	24.7%
As a percentage of company-operated shops revenues	7.5%	7.9%	N/A	(40) bps
Three Months Ended March 31, 2025 v. 2024
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period.
Company-operated Shops Gross Profit and Contribution1

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Company-operated shops gross profit	$71,498	$54,305	$17,193	31.7%
As a percentage of company-operated shops revenues	21.9%	21.9%	N/A	— bps
Company-operated shops contribution [1]	$96,065	$73,999	$22,066	29.8%
As a percentage of company-operated shops revenues	29.4%	29.8%	N/A	(40) bps
_______________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three Months Ended March 31, 2025 v. 2024
The company-operated shops gross profit margin was flat. This was driven primarily by a 230 basis point increase due to the impact of pricing on the comparable shop base, offset by a 160 basis point decrease due to increased labor costs.
Franchising and Other Segment Performance

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Franchising and other revenue	$28,731	$27,014	$1,717	6.4%
Franchising and other gross profit	$18,495	$17,468	$1,027	5.9%
As a percentage of franchising and other revenue	64.4%	64.7%	N/A	(30) bps
Three Months Ended March 31, 2025 v. 2024
The franchising and other gross profit increase of $1.0 million was driven by newly opened franchised shops not in the comparable shop base.
Selling, General, and Administrative

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Selling, General, and Administrative	$58,921	$46,194	$12,727	27.6%
As a percentage of total revenues	16.6%	16.8%	N/A	(20) bps
Dutch Bros Inc.| Form 10-Q | 35

Three Months Ended March 31, 2025 v. 2024
The selling, general, and administrative increase of approximately $12.7 million was primarily driven by increased expenses of $6.6 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; an increase of $2.0 million due to higher equity-based compensation; and $6.5 million of increased professional fees and technology services to support our growing business. These increases were partially offset by lower realignment and restructuring charges of $1.4 million and nonrecurring equity offering expenses of $1.0 million.
Other Expense

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Interest expense on finance leases	$(5,609)	$(5,452)	$(157)	2.9%
Other interest expense, net	(1,506)	(941)	(565)	60.0%
Interest expense, net	$(7,115)	$(6,393)	$(722)	11.3%
Other income (expense), net	(18)	5,801	(5,819)	(100.3)%
Total other expense	$(7,133)	$(592)	$(6,541)	N/M
Three Months Ended March 31, 2025 v. 2024
The increase in interest expense, net was primarily driven by higher interest expense on debt and additional interest on finance leases for new shop builds.
The decrease in other income was primarily driven by remeasurement gains in the same period in the prior year related to the TRAs liability, compared to none in the latest period.
Income Tax Expense

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Income tax expense	$1,459	$8,772	$(7,313)	(83.4)%
Effective tax rate	6.1%	35.1%	N/A	N/M
Three Months Ended March 31, 2025 v. 2024
The effective tax rate for the quarter ended March 31, 2025, was 6.1%, which reflects the US federal statutory rate of 21% on pre-tax income, offset with the tax benefits of federal tax credits, income attributable to non-controlling interests, and tax deductions related to stock-based compensation.
The decrease in the effective tax rate from 35.1% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as a change in state earnings mix that occurred in 2024.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $316.4 million and $293.4 million as of March 31, 2025 and December 31, 2024, respectively.
For the three months ended March 31, 2025, our principal sources of liquidity were cash flows from operations and our delayed draw term loan facility. Our principal uses of liquidity for the three months ended March 31, 2025 were to fund our new shop builds and other working capital needs.
Dutch Bros Inc.| Form 10-Q | 36

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Net cash provided by operating activities	$36,884	$41,193	$(4,309)	(10.5)%
Net cash used in investing activities	(45,528)	(57,462)	11,934	(20.8)
Net cash provided by financing activities	31,731	145,443	(113,712)	(78.2)%
Net increase in cash and cash equivalents	$23,087	$129,174	$(106,087)	(82.1)%
Cash and cash equivalents at beginning of period	293,354	133,545	159,809	119.7
Cash and cash equivalents at end of period	$316,441	$262,719	$53,722	20.4%
Operating Activities
The decrease in operating activities cash flows was primarily driven by payment of higher performance-based compensation in the current period compared to the same period in the prior year.
Investing Activities
The decrease in investing activities cash outflows was primarily driven by lower investment in capital expenditures due to fewer new company-operated shop openings in the current period compared to the same period in the prior year.
Financing Activities
The decrease in financing activities cash flows was primarily driven by lower proceeds received on our delayed draw term loan facility in the current period compared to the same period in the prior year.
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
As of March 31, 2025, cash requirements for the following items have materially changed from our 2024 Form 10-K:
•Operating lease liabilities — increased approximately $52 million from newly commenced leases.
•Debt obligations — increased approximately $46 million on a net basis primarily due to the proceeds from the delayed draw term loan under our 2022 Credit Facility.
Dutch Bros Inc.| Form 10-Q | 37

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
On February 20, 2024 and February 4, 2025, we drew $150 million and $50 million on our delayed draw term loan facility before these portions expired on February 28, 2024 and February 4, 2025, respectively.
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
Interest Rate Swap Contract
We have an interest rate swap with JPMorgan Chase Bank, N.A. As of March 31, 2025, the interest rate swap had a notional amount of approximately $63 million and hedges interest rate risk on the term loan under the 2022 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the notional amount. The interest rate swap matures on February 28, 2027.
See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instruments for additional details related to our 2022 Credit Facility and interest rate swap contract.
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and company-operated shops gross profit margins. We typically experience higher nominal system sales in the summer months, which impacts revenue and company-operated shops gross profit margins in the second and third quarters of our fiscal year.
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
There have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.
Dutch Bros Inc.| Form 10-Q | 38

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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation, expenses associated with equity offerings, executives transitions costs, (gain) loss on the remeasurement of the liability related to the TRAs, and organization realignment and restructuring costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation expense, expenses associated with equity offerings, executive transitions costs, and organization realignment and restructuring costs.
Dutch Bros Inc.| Form 10-Q | 39

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
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, including RSAs, RSUs and PSUs, in Dutch Bros Inc. to certain eligible employees.
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
Organization realignment and restructuring
Fees and costs, including consulting, employee-related and other costs, in connection with our comprehensive initiative to develop and implement a long-term strategy involving changes to our organizational structure to support our growth. This initiative resulted in realignment activities that occurred in 2023, and restructuring activities that commenced in 2024, and were substantially completed in March 2025. Given this strategic initiative's magnitude and scope, we do not expect such costs will recur in the foreseeable future, and do not consider such costs reflective of the ongoing costs necessary to operate our business.
The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	$	%	$	%
Company-operated shops gross profit	71,498	21.9	54,305	21.9
Depreciation and amortization	24,567	7.5	19,694	7.9
Company-operated shops contribution	96,065	29.4	73,999	29.8

	Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	$	%	$	%
Franchising and other gross profit	18,495	64.4	17,468	64.7
Depreciation and amortization	1,461	5.1	1,295	4.8
Franchising and other contribution	19,956	69.5	18,763	69.5
Dutch Bros Inc.| Form 10-Q | 40

	Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	$	%	$	%
Net income	22,480	6.3	16,215	5.9
Depreciation and amortization	26,430	7.4	21,253	7.7
Interest expense, net	7,115	2.1	6,393	2.3
Income tax expense	1,459	0.4	8,772	3.2
EBITDA	57,484	16.2	52,633	19.1
Equity-based compensation	4,194	1.2	1,933	0.7
Expenses associated with equity offerings	—	—	961	0.3
Executive transitions	—	—	75	—
TRAs remeasurement	—	—	(5,687)	(2.0)
Organization realignment and restructuring:
Employee-related costs	1,009	0.3	2,625	1.0
Other costs	219	—	—	—
Total organization realignment and restructuring	1,228	0.3	2,625	1.0
Adjusted EBITDA	62,906	17.7	52,540	19.1

	Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	$	%	$	%
Selling, general, and administrative	58,921	16.6	46,194	16.8
Depreciation and amortization	(402)	(0.1)	(264)	(0.1)
Equity-based compensation	(3,794)	(1.1)	(1,839)	(0.7)
Expenses associated with equity offerings	—	—	(961)	(0.3)
Executives transition	—	—	(75)	—
Organization realignment and restructuring:
Employee-related costs	(1,009)	(0.3)	(2,625)	(1.0)
Other costs	(219)	—	—	—
Total organization realignment and restructuring	(1,228)	(0.3)	(2,625)	(1.0)
Adjusted selling, general, and administrative	53,497	15.1	40,430	14.7
Dutch Bros Inc.| Form 10-Q | 41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy, and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation by increasing our menu prices over the past year, and making operational adjustments that increase productivity. However, tariffs, sustained inflation of, or substantial increases in costs and expenses, including dairy, coffee, fuel, sugar, cocoa, and packaging commodities pricing, could impact our operating results to the extent that such costs and expenses remain elevated or increase and cannot be offset by menu price increases. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. Additionally, several other states that we operate in have increased their minimum wage requirements in 2025. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of March 31, 2025, we employed approximately 18,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2022 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of March 31, 2025, we had no revolving loans outstanding, and $280.9 million was outstanding on our term loan facilities. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of March 31, 2025 would result in an increase in our annual interest expense of approximately $2.8 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 42

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 43

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
ITEM 1A. RISK FACTORS
Except for the items noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2024 Form 10-K. The risk factors described in our 2024 Form 10-K, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition and results of operations, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our Class A common stock.
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
The recent announcements of substantial new U.S. tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.
Current or future tariffs or other restrictive trade measures may raise the costs of our imported green coffee beans and other goods, which may adversely impact our product offerings, operational expenses, and construction costs. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand, and damage customer relationships. Our suppliers and distribution channels are also affected by the current trade environment, and we and they may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key suppliers, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to supply our shops with sufficient products or supply products on expected timelines, or if any price increases are poorly received by customers. In addition, evolving trade policies, including tariffs and trade restrictions, may decrease consumer discretionary spending and result in decreased demand for our products.
Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also necessitate pricing actions and result in a negative impact on customer demand for our products, limit expansion opportunities, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty may contribute to volatility in the price of our Class A common stock.
Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our suppliers and distributors, including decisions regarding hiring, product strategy, capital investment, supply chain design, and geographic expansion.
Dutch Bros Inc.| Form 10-Q | 44

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our 2024 Form 10-K.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information, attitudes, or regulations regarding additives, diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition, and results of operations.
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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in the food supply. Should such regulatory change affect the ingredients currently used in our products and we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
We cannot make any assurances regarding our ability to effectively respond to changes in customer health perceptions or our ability to successfully implement nutrient content disclosure requirements or other resulting regulations, including potential regulations around the use of certain ingredients, dyes, or other additives, or to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws, additional restrictions on certain food additives, and such other regulations could have an adverse effect on our results of operations and financial position, as well as the food service and restaurant industry in general.
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
Dutch Bros Inc.| Form 10-Q | 45

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	—	$—	N/A	N/A
February 1 - 28, 2025	—	$—	N/A	N/A
March 1 - 31, 2025	139,183	$79.16	N/A	N/A
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Unregistered Sales of Equity Securities
On February 10, 2025, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of Dutch Bros Inc.’s Class A common stock via exchange of 8.25 million Dutch Bros OpCo Class A common units held by entities controlled by our Co-Founder for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then reserved for sale directly by entities controlled by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and we received no proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Dutch Bros Inc.| Form 10-Q | 46

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1	Fifth Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated February 7, 2025.	10-K	001-40798	10.1	February 13, 2025
10.2†	Offer Letter, dated as of January 24, 2025, by and between Dutch Bros Inc. and Kory Marchisotto	8-K	001-40798	10.1	February 18, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
† Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

May 7, 2025	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

May 7, 2025	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 48