Form 10-Q
period 2025-06-30
Dutch Bros Inc.
filed 2025-08-07
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40798
______________________________
DUTCH BROS INC.
(Exact name of Registrant as specified in its charter)
______________________________

Delaware		87-1041305
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1930 W. Rio Salado Pkwy
Tempe,	Arizona	85281
(Address of Principal Executive Offices)		(Zip Code)
(877) 899-2767
(Registrant's telephone number, including area code)

300 N Valley Dr, Grants Pass, Oregon 97526
(Former name or former address, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of July 31, 2025, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	126,960,284
Class B common stock	35,210,946
Class C common stock	2,347,346

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

Term	Definition
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
2025 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
AUV	Average Unit Volume
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma, our Executive Chairman and Co-Founder, and affiliated entities over which he maintains voting control
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”
EBITDAR	Earnings before interest, taxes, depreciation, amortization, and rent costs
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/A	Not applicable
N/M	Not meaningful
OpCo LLC Agreement	The Fifth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the OpCo LLC Agreement, collectively
PSU	Performance-Based Stock Units
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
Same Shop Sales	The estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates
Tax Receivable Agreements (TRAs)
The Tax Receivable Agreement (Exchanges) that Dutch Bros Inc. entered into with the Continuing Members and the Tax Receivable Agreement (Reorganization) that Dutch Bros Inc. entered into with TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors, in connection with the IPO

Dutch Bros, our Windmill logo (), Dutch Bros Blue Rebel, and our other registered and common law trade names, trademarks and service marks are the property of Dutch Bros Inc. All other trademarks, trade names, and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
Dutch Bros Inc.| Form 10-Q | 1

Forward-Looking Statements
Certain statements in this Form 10-Q, including those in the section titled “Management’s Discussion and Analysis,” that are not historical facts, including those regarding the impact of inflation, increased minimum wages, interest rate risk, and general macroeconomic conditions on our results of operations, supply chain, or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “should,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These forward-looking statements are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025 (2024 Form 10-K).
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$254,415	$293,354
Accounts receivable, net	13,533	10,598
Inventories, net	42,419	36,488
Prepaid expenses and other current assets	15,213	17,501
Total current assets	325,580	357,941
Property and equipment, net	747,831	683,971
Finance lease right-of-use assets, net	382,420	374,623
Operating lease right-of-use assets, net	375,350	315,256
Intangibles, net	2,035	2,947
Goodwill	21,629	21,629
Deferred income tax assets, net	955,190	742,126
Other long-term assets	2,212	2,592
Total assets	$2,812,247	$2,501,085
Liabilities and Equity
Current liabilities:
Accounts payable	$33,646	$32,225
Accrued compensation and benefits	41,512	49,778
Other accrued liabilities	32,328	26,516
Other current liabilities	14,174	7,067
Deferred revenue	43,533	42,868
Current portion of tax receivable agreements liability	514	71
Current portion of finance lease liabilities	14,297	13,256
Current portion of operating lease liabilities	15,045	13,979
Current portion of long-term debt	3,877	17,311
Total current liabilities	198,926	203,071
Deferred revenue, net of current portion	7,740	8,015
Finance lease liabilities, net of current portion	380,128	369,297
Operating lease liabilities, net of current portion	370,753	309,311
Long-term debt, net of current portion	196,838	219,755
Tax receivable agreements liability, net of current portion	823,933	627,763
Other long-term liabilities	—	8
Total liabilities	1,978,318	1,737,220
Commitments and contingencies (Note 15)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	June 30, 2025	December 31, 2024
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 126,932 and 115,432 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,211 and 35,227 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 2,347 and 3,545 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	575,240	517,074
Accumulated other comprehensive income	284	628
Retained earnings	60,643	19,666
Total stockholders' equity attributable to Dutch Bros Inc.	636,168	537,369
Non-controlling interests	197,761	226,496
Total equity	833,929	763,865
Total liabilities and equity	$2,812,247	$2,501,085
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts; unaudited)	2025	2024	2025	2024
Revenues
Company-operated shops	$380,500	$295,268	$706,921	$543,353
Franchising and other	35,313	29,650	64,044	56,664
Total revenues	415,813	324,918	770,965	600,017

Costs and Expenses
Cost of sales	295,769	234,637	560,928	437,887
Selling, general and administrative	65,385	58,097	124,306	104,330
Total costs and expenses	361,154	292,734	685,234	542,217

Income from operations	54,659	32,184	85,731	57,800

Other expense
Interest expense, net	(7,076)	(6,997)	(14,191)	(13,390)
Other income (expense), net	(1,983)	829	(2,001)	6,593
Total other expense	(9,059)	(6,168)	(16,192)	(6,797)

Income before income taxes	45,600	26,016	69,539	51,003
Income tax expense	7,243	3,860	8,702	12,632
Net income	$38,357	$22,156	$60,837	$38,371
Less: Net income attributable to non-controlling interests	12,733	10,216	19,860	19,369
Net income attributable to Dutch Bros Inc.	$25,624	$11,940	$40,977	$19,002
Net income per share of Class A and Class D common stock:
Basic	$0.20	$0.12	$0.33	$0.21
Diluted	$0.20	$0.12	$0.33	$0.20
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	126,390	101,965	123,615	92,647
Diluted	126,830	102,356	124,178	93,049
See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2025	2024	2025	2024
Net income	$38,357	$22,156	$60,837	$38,371
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(54), $(15), $(147) and $64, respectively	(241)	113	(590)	787
Comprehensive income	38,116	22,269	60,247	39,158
Less: comprehensive income attributable to non-controlling interests	12,646	10,182	19,614	19,628
Comprehensive income attributable to Dutch Bros Inc.	$25,470	$12,087	$40,633	$19,530
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, March 31, 2025	125,174	$1	35,211	$—	2,347	$—	$563,600	$438	$35,019	$197,244	$796,302
Net income	—	—	—	—	—	—	—	—	25,624	12,733	38,357
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $54	—	—	—	—	—	—	(12)	(154)	—	(87)	(253)
Equity-based compensation expense	—	—	—	—	—	—	3,341	—	—	1,330	4,671
Issuance of Class A common stock pursuant to vesting of equity awards	8	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, pursuant to exchange transactions	1,750	—	—	—	—	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	6,592	—	—	(6,592)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	1,719	—	—	—	1,719
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, June 30, 2025	126,932	$1	35,211	$—	2,347	$—	$575,240	$284	$60,643	$197,761	$833,929

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	40,977	19,860	60,837
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $147	—	—	—	—	—	—	(108)	(344)	—	(246)	(698)
Equity-based compensation expense	—	—	—	—	—	—	6,241	—	—	2,624	8,865
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	303	—	—	—	—	—	(7,771)	—	—	(3,247)	(11,018)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	11,197	—	—	—	(1,197)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	40,859	—	—	(40,859)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	18,945	—	—	—	18,945
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, June 30, 2025	126,932	$1	35,211	$—	2,347	$—	$575,240	$284	$60,643	$197,761	$833,929

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended June 30, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, March 31, 2024	86,575	$1	60,071	$1	23,879	$—	6,653	$—	$424,721	$925	$(8,530)	$278,845	$695,963
Net income	—	—	—	—	—	—	—	—	—	—	11,940	10,216	22,156
Unrealized gain on derivative securities, effective portion, net of income tax benefit of $15	—	—	—	—	—	—	—	—	(193)	147	—	(34)	(80)
Equity-based compensation expense	—	—	—	—	—	—	—	—	1,973	—	—	1,353	3,326
Issuance of Class A common stock pursuant to vesting of equity awards	7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	27,235	—	(1,844)	—	(18,737)	—	(6,653)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	69,708	—	—	(69,708)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	8,448	—	—	—	8,448
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Balance, June 30, 2024	113,817	$1	35,227	$—	5,142	$—	—	$—	$504,657	$1,072	$3,410	$220,672	$729,812

Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	19,002	19,369	38,371
Unrealized gain on derivative securities, effective portion, net of income tax expense of $64	—	—	—	—	—	—	—	—	(328)	528	—	259	459
Equity-based compensation expense	—	—	—	—	—	—	—	—	2,964	—	—	2,295	5,259
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	65	—	—	—	—	—	—	—	1,867	—	—	(2,742)	(875)
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	43,794	—	(2,402)	—	(30,722)	—	(10,669)	—	—	—	—	—	—
Effect of exchange transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	110,085	—	—	(110,085)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	10,678	—	—	—	10,678
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Balance, June 30, 2024	113,817	$1	35,227	$—	5,142	$—	—	$—	$504,657	$1,072	$3,410	$220,672	$729,812
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands; unaudited)	2025	2024
Cash flows from operating activities:
Net income	$60,837	$38,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,323	43,603
Non-cash interest expense	506	556
Loss (gain) on disposal of assets	53	(765)
Loss on extinguishment of debt	809	—
Equity-based compensation	8,865	5,259
Deferred income taxes	7,340	11,686
Remeasurement gain on TRAs	—	(5,687)
Non-cash operating lease cost	9,566	7,085
Changes in operating assets and liabilities:
Accounts receivable, net	(2,935)	(3,214)
Inventories, net	(5,931)	302
Prepaid expenses and other current assets	2,085	1,079
Other long-term assets	(1,634)	(138)
Accounts payable	(488)	4,854
Accrued compensation and benefits	(8,266)	437
Other accrued liabilities	(1,120)	1,264
Other current liabilities	7,107	(550)
Deferred revenue	390	1,495
Other long-term liabilities	(8)	—
Operating lease liabilities	(4,718)	(4,908)
Net cash provided by operating activities	126,781	100,729
Cash flows from investing activities:
Purchases of property and equipment	(99,762)	(121,910)
Proceeds from disposal of fixed assets	31	8,670
Net cash used in investing activities	(99,731)	(113,240)
Cash flows from financing activities:
Payments on finance lease liabilities	(7,111)	(4,493)
Proceeds from long-term debt	250,000	150,000
Payments on long-term debt	(284,748)	(4,744)
Payments of debt issuance costs	(1,547)	—
Tax withholding payments upon vesting of equity awards	(11,018)	(875)
Distributions to non-controlling interest holders	(6,867)	—
Payments under tax receivable agreements	(4,698)	—
Net cash provided by (used in) financing activities	(65,989)	139,888
Net increase (decrease) in cash and cash equivalents	(38,939)	127,377
Cash and cash equivalents, beginning of period	293,354	133,545
Cash and cash equivalents, end of period	$254,415	$260,922
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands; unaudited)	2025	2024
Supplemental disclosure of cash flow information
Interest paid	$20,154	$18,777
Income taxes paid	890	775
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	21,475	17,421
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of June 30, 2025, there were 1,043 shops in operation in 19 U.S. states, of which 725 were company-operated and 318 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of June 30, 2025, Dutch Bros Inc. held 100.0% of the voting interest and 71.5% of the economic interest of Dutch Bros OpCo. The Continuing Members held no voting interest and the remaining 28.5% of the economic interest of Dutch Bros OpCo.
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
Our condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the 2024 Form 10-K and as updated by this Form 10-Q.
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
Dutch Bros Inc.| Form 10-Q | 14

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Significant Accounting Policies Updates
There have been no material updates to our significant accounting policies during the six months ended June 30, 2025 from those previously reported in the 2024 Form 10-K.
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
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Company-operated shops	$380,500	$295,268	$706,921	$543,353
Franchising	33,574	28,080	60,665	53,851
Other	1,739	1,570	3,379	2,813
Total revenues	$415,813	$324,918	$770,965	$600,017
Dutch Bros Inc.| Form 10-Q | 15

Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Gift card and loyalty programs	$48,777	$48,265
Other deferred revenue, net [1]	2,496	2,618
Total deferred revenue	$51,273	$50,883
_______________
1 Other deferred revenue, net, includes initial unearned franchise fees and performance obligations that have not been satisfied related to sales to distributors.
Deferred revenue activity was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Beginning balance	$50,883	$37,025
Revenue deferred [1]	265,623	194,898
Revenue recognized [2]	(265,111)	(193,569)
Other deferred revenue, net	(122)	166
Ending balance	51,273	38,520
Less: current portion	(43,533)	(31,405)
Deferred revenue, net of current portion	$7,740	$7,115
_______________
1 Revenue deferred includes gift card activations, loyalty app cash loads and loyalty points and rewards earned.
2 Revenue recognized includes redemptions of gift cards, loyalty app and loyalty rewards, and breakage.
Revenue recognized during the three and six months ended June 30, 2025 and 2024, respectively, that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gift card redemptions [1]	$1,315	$1,083	$6,407	$5,100
Earned franchise fees	113	111	227	224
_____________________
1    Amounts exclude cash loads and transactions related to our loyalty rewards program.
Future recognition of initial unearned franchise fees as of June 30, 2025 is as follows:

(in thousands)
Remainder of 2025	$218
2026	406
2027	361
2028	312
2029	267
Thereafter	932
Total	$2,496
Dutch Bros Inc.| Form 10-Q | 16

NOTE 4 — Organization Realignment and Restructurings
On January 29, 2024, our Board of Directors approved an organizational realignment and restructuring plan to expand support operations at our Phoenix, Arizona office. As part of this large-scale initiative, we relocated certain support center staff from our Grants Pass, Oregon headquarters to the Phoenix office. As of March 31, 2025, this initiative was substantially complete, including the build-out and move into our new Phoenix office location. We incurred total aggregate charges of approximately $19.1 million related to this initiative, consisting of (i) approximately $16.6 million in employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) approximately $2.5 million in other costs, including the donation of a building, consulting fees, and duplicate rent. Substantially all of the charges have resulted in current or expected future cash expenditures.
On May 13, 2025, our Board of Directors approved the plan for an additional restructuring program, primarily related to the relocation and streamlining of our remaining back-office operations from our former Grants Pass, Oregon headquarters to our newly-designated Phoenix office corporate headquarters. Affected employees were either offered an opportunity to relocate and continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by May 20, 2025. For this program, we expect to incur total aggregate charges of up to $8.5 million, consisting of (i) employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) other costs, including consulting fees. Substantially all of the estimated charges are expected to result in current and future cash expenditures. We expect that by December 31, 2025, substantially all of our headquarters employees will be located in our Phoenix office.
During the three and six months ended June 30, 2025 and 2024, we recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Relocation and travel costs	$250	$5,064	$781	$7,493
Termination benefits	1,484	1,600	1,962	1,796
Total employee-related costs	1,734	6,664	2,743	9,289
Duplicate rent	—	30	244	30
Consulting	29	—	4	—
Total other costs	29	30	248	30
Total restructuring costs incurred	$1,763	$6,694	$2,991	$9,319
Dutch Bros Inc.| Form 10-Q | 17

As of June 30, 2025 and December 31, 2024, the accruals for corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the condensed consolidated balance sheets. The following tables summarize the activity for the restructuring liabilities during the six months ended June 30, 2025:

(in thousands)	Liability, December 31, 2024	Charges	Cash Payments	Liability, June 30, 2025
Relocation and travel costs	$698	$781	$(1,328)	$151
Termination benefits	2,028	1,962	(2,159)	1,831
Total employee-related costs	2,726	2,743	(3,487)	1,982
Duplicate rent	—	244	(244)	—
Consulting	55	4	(40)	19
Total other costs	55	248	(284)	19
Totals	$2,781	$2,991	$(3,771)	$2,001
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$20,848	$14,594
Finished goods	21,571	21,894
Total inventories	$42,419	$36,488
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(dollars in thousands)	Useful Life (Years)			June 30, 2025	December 31, 2024
Software	3			$11,666	$10,666
Equipment and fixtures	3	—	7	243,192	229,307
Leasehold improvements	5	—	15	60,494	54,535
Buildings	10	—	39	547,857	487,060
Land	N/A			7,022	7,022
Construction-in-progress [1]	N/A			93,871	71,951
Property and equipment, gross				964,102	860,541
Less: accumulated depreciation				(216,271)	(176,570)
Property and equipment, net				$747,831	$683,971
_______________
1    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Dutch Bros Inc.| Form 10-Q | 18

Depreciation expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$19,942	$15,105	$38,907	$29,023
Selling, general, and administrative	801	220	1,188	468
Total depreciation expense	$20,743	$15,325	$40,095	$29,491
NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(dollars in thousands)	Weighted-average amortization period (in years)	June 30, 2025	December 31, 2024
Reacquired franchise rights	3.1	$27,049	$27,049
Less: accumulated amortization		(25,014)	(24,102)
Intangibles, net		$2,035	$2,947
Amortization expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$409	$652	$912	$1,452
NOTE 8 — Leases
The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$6,725	$6,358	$13,285	$12,630
Amortization of right-of-use assets	Selling, general, and administrative	15	15	30	30
Interest on lease liabilities	Interest expense	5,729	5,506	11,338	10,958
Total finance lease costs		12,469	11,879	24,653	23,618

Operating lease costs
Lease expenses	Cost of sales	9,656	6,968	18,319	12,912
Lease expenses	Selling, general, and administrative	699	232	1,399	279
Total operating lease costs		10,355	7,200	19,718	13,191

Variable lease costs	Cost of sales	2,310	1,565	4,425	3,124
Total lease costs		$25,134	$20,644	$48,796	$39,933
Dutch Bros Inc.| Form 10-Q | 19

Supplemental cash flow information related to leases is as follows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$11,337	$10,958
Operating cash flows from operating leases	14,872	11,012
Financing cash flows from finance leases	7,111	4,493
Right-of-use assets obtained in exchange for lease obligations
Finance leases	18,982	9,575
Operating leases	67,354	89,368
NOTE 9 — Debt
Credit Facility
On May 29, 2025 (the Effective Date), we amended and restated our existing $650 million senior secured credit facility, dated February 28, 2022 (as previously amended, the 2022 Credit Facility), with JPMorgan Chase Bank, N.A. as administrative agent (Administrative Agent) and other financial institutions as the lenders party thereto (the 2025 Credit Facility). The 2025 Credit Facility consists of a $500 million revolving credit facility and a term loan facility of up to $150 million. The 2025 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $100 million and $20 million, respectively. The 2025 Credit Facility expires on May 29, 2030 (the Maturity Date). It also contains an option allowing the Loan Parties to increase the size of the 2025 Credit Facility by up to an additional (i) $230 million or (ii) 80% of EBITDAR, whichever is greater, with the agreement of the Administrative Agent and the applicable lenders party thereto.
On the Effective Date, we drew the full $150 million in term loan and $50 million in revolving loans under the 2025 Credit Facility, and all outstanding debt under the 2022 Credit Facility was repaid. As a result of the amendment and restatement, we recognized a loss on debt extinguishment of approximately $2.0 million, comprised of: (i) approximately $1.2 million of fees to intermediaries and other costs related to the 2025 Credit Facility, and (ii) the write-off of approximately $0.8 million unamortized loan costs related to the 2022 Credit Facility. These expenses were recognized in Other income (expense), net on our condensed consolidated statements of operations. In addition, we capitalized approximately $1.5 million of debt issuance costs related to the 2025 Credit Facility in Long-term debt, net of current portion on our condensed consolidated balance sheets.
Interest on borrowings under the 2025 Credit Facility is based on (i) the Alternate Base Rate plus an applicable margin, or (ii) the Term SOFR Rate plus an applicable margin (each as defined in the 2025 Credit Facility), and is payable in accordance with the selected interest rate period and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule up through and including the Maturity Date.
We are required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45%, depending on the Net Lease-Adjusted Total Leverage Ratio (as defined in the 2025 Credit Facility), based on the average daily unused portion of the revolving credit facility. These fees are recorded as interest expense on our condensed consolidated statements of operations.
Dutch Bros Inc.| Form 10-Q | 20

The 2025 Credit Facility contains financial covenants that require us to not exceed a maximum Net Lease-Adjusted Total Leverage Ratio and maintain a minimum Coverage Ratio (as defined in the 2025 Credit Facility). The 2025 Credit Facility also contains certain negative covenants that, among other things, restrict our ability to incur additional debt, grant liens on assets, merge with or acquire other companies, make other investments, dispose of assets, and make restricted payments. Obligations under the 2025 Credit Facility are guaranteed by Dutch Bros OpCo and its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
As of June 30, 2025, $50.0 million was outstanding on our revolving credit facility, and $439.4 million was available for borrowing, net of $10.6 million in letters of credit, and approximately $150.0 million of principal was outstanding on the term loan facility. The revolving loan and term loan both bear interest at approximately 5.83% as of June 30, 2025, excluding any impacts from our interest rate swap. We were in compliance with our financial covenants as of that date.
Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	June 30, 2025	December 31, 2024
Term loan under credit facility	$150,000	$234,688
Revolving loan under credit facility	50,000	—
Finance obligations[1]	3,022	3,022
Unsecured note payable	239	299
Total debt	203,261	238,009
Less: loan origination fees	(2,546)	(943)
Less: current portion	(3,877)	(17,311)
Total long-term debt, net of current portion	$196,838	$219,755
_______________
1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of June 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$1,938
2026	3,881
2027	5,670
2028	7,500
2029	11,250
Thereafter	173,022
Total	$203,261
NOTE 10 — Derivative Financial Instruments
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of June 30, 2025, the interest rate swap had a notional amount of approximately $61.7 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of June 30, 2025, the one-month adjusted term SOFR was 4.33%.
Dutch Bros Inc.| Form 10-Q | 21

Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of June 30, 2025, we expect to reclassify a gain of approximately $0.8 million from AOCI to earnings within the next twelve months.

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	June 30, 2025	December 31, 2024
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$750	$953
Interest rate swap contract	Other long-term assets	189	832
Total derivative instrument designated as cash flow hedge		$939	$1,785

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Classification	2025	2024	2025	2024
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$(15)	$562	$(175)	$1,784
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(280)	(464)	(562)	(933)
Income tax benefit (expense)	Statements of Operations - Income tax expense	54	15	147	(64)
The amendment to our credit facility, as discussed in NOTE 9 — Debt, had no impact on our interest rate swap derivative.
NOTE 11 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax expense	$7,243	$3,860	$8,702	$12,632
Effective tax rate	15.9%	14.8%	12.5%	24.8%
Dutch Bros Inc.| Form 10-Q | 22

The effective tax rate for the quarter ended June 30, 2025, was 15.9%, which reflects the US federal statutory rate of 21% on pre-tax income, offset with the tax benefits of federal tax credits and income attributable to non-controlling interests. The increase in the effective tax rate from 14.8% in the same period in 2024 is due to the increase in our economic interest of Dutch Bros OpCo.
The effective tax rate for the six months ended June 30, 2025, was 12.5%. The decrease in the effective tax rate from 24.8% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as a change in state earnings mix that occurred in 2024.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the legislation is enacted. While we do not currently anticipate a material impact on our consolidated financial statements, we are evaluating its potential effects.
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
As of June 30, 2025, our total TRAs-related liabilities were $824.4 million. The changes related to these liabilities were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Beginning balance	$627,834	$290,920
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	201,311	341,161
Payments under TRA	(4,698)	—
TRAs remeasurements [1]	—	(4,247)
Ending balance	$824,447	$627,834
Less: current portion	(514)	(71)
TRAs liability, net of current portion	$823,933	$627,763
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRAs.
Dutch Bros Inc.| Form 10-Q | 23

NOTE 12 — Equity-Based Compensation
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	1,211	$32.38
New grants	283	79.62
Vested	(442)	34.22
Forfeitures	(131)	37.87
Balance, June 30, 2025	921	$45.23
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	—	$—
New grants	63	132.96
Forfeitures	(7)	132.96
Balance, June 30, 2025	56	$132.96
Total release date fair value of vested equity awards for the six months ended June 30, 2025 and 2024 are presented below:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2025		2024
	Awards/units	WA vest date fair value	Awards/units	WA vest date fair value
RSAs	—	$—	39,752	$30.99
RSUs	34,823	78.86	2,916	30.90
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$575	$270	$975	$364
Selling, general, and administrative expenses	4,096	3,056	7,890	4,895
Total stock-based compensation expense	$4,671	$3,326	$8,865	$5,259
Dutch Bros Inc.| Form 10-Q | 24

As of June 30, 2025, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $39.4 million, which will be recognized as follows:

(in thousands)
Remainder of 2025	$10,032
2026	16,668
2027	10,688
2028	1,995
2029	—
Thereafter	—
Total unrecognized stock-based compensation	$39,383
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
The following table summarizes the ownership interest in Dutch Bros OpCo¹:

	June 30, 2025
(units in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	126,932	71.5%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	50,548	28.5%
Total Dutch Bros OpCo Class A common units outstanding	177,480	100.0%
_______________
1 Dutch Bros OpCo effected a recapitalization on February 7, 2025. For additional information, refer to NOTE 1 — Organization and Background.
Dutch Bros Inc.| Form 10-Q | 25

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income attributable to Dutch Bros Inc.	$25,624	$11,940	$40,977	$19,002
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	(154)	147	(344)	528
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of equity-based compensation	3,341	1,973	6,241	2,964
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	—	—	(7,771)	1,867
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	6,592	69,708	40,859	110,085
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$35,403	$83,768	$79,962	$134,446
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average ownership percentage of non-controlling interest holders	28.8%	42.5%	30.3%	47.7%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amounts paid to non-controlling interest holders	$6,867	$—	$6,867	$—
Dutch Bros Inc.| Form 10-Q | 26

NOTE 14 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A and Class D common stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net income	$38,357	$22,156	$60,837	$38,371
Less: Net income attributable to non-controlling interests	12,733	10,216	19,860	19,369
Net income attributable to Dutch Bros Inc.	$25,624	11,940	$40,977	$19,002

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$25,624	$11,940	$40,977	$19,002

Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	126,390	101,965	123,615	92,647
Basic net income per share attributable to common stockholders ¹	$0.20	$0.12	$0.33	$0.21
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
Dutch Bros Inc.| Form 10-Q | 27

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$25,624	$11,940	$40,977	$19,002
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	31	23	63	44
Allocation of undistributed net income	$25,655	$11,963	$41,040	$19,046

Denominator:
Number of shares used in basic computation	126,390	101,965	123,615	92,647
Add: weighted-average effect of dilutive securities
RSAs	—	14	—	22
RSUs	440	377	563	380
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income per share ¹	126,830	102,356	124,178	93,049
Diluted net income per share attributable to common stockholders ¹	$0.20	$0.12	$0.33	$0.20
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
PSUs	63	—	46	—
RSUs	243	87	172	101
Total anti-dilutive securities	306	87	218	101
NOTE 15 — Commitments and Contingencies
Purchase Obligations
We enter into fixed-price and price-to-be fixed green coffee purchase commitments. For both fixed-price and price-to-be fixed purchase commitments, we expect to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used for the normal purchases of green coffee and not for speculative purposes. We do not enter into futures contracts or other derivative instruments related to our green coffee purchase commitments.
Dutch Bros Inc.| Form 10-Q | 28

Guarantees
We periodically provide guarantees to franchise partners for lease payments. Annually, we determine if a liability needs to be recorded related to these guarantees. As of June 30, 2025 and December 31, 2024, we had guaranteed approximately $8.0 million and $8.2 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Any claim, proceeding, or litigation has an element of uncertainty, and an unfavorable outcome may have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of June 30, 2025, Dutch Bros Inc. recognized $824.4 million of liabilities related to its obligations under the TRAs. Refer to NOTE 11 — Income Taxes for additional information.
NOTE 16 — Related Party Transactions
Related party transactions were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Distributions and TRA payments to Co-Founder and Sponsor ¹	$11,494	$—	$11,565	$—
Donations to Dutch Bros Foundation	2,062	1,562	2,125	1,625
_______________
1 See NOTE 11 — Income Taxes and NOTE 13 — Non-Controlling Interests for further information.
The Dutch Bros Foundation is a not-for-profit organization founded by our Company that provides philanthropy to coffee farmers and local communities. Our Vice Chair, Chief Financial Officer, Chief People Officer, and Chief Legal Officer serve on the board of directors, our Vice Chair serves as the President, and our Chief Legal Officer serves as the Secretary-Treasurer.
Dutch Bros Inc.| Form 10-Q | 29

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
No changes have been made to our segments during the three and six months ended June 30, 2025. In addition, no customer represented 10% or more of total revenue for the three and six months ended June 30, 2025 and 2024.
Dutch Bros Inc.| Form 10-Q | 30

Financial information for our reportable segments was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues
Company-operated shops	$380,500	$295,268	$706,921	$543,353
Franchising and other	35,313	29,650	64,044	56,664
Total revenues	415,813	324,918	770,965	600,017
Cost of sales
Company-operated shops
Beverage, food & packaging	96,468	75,147	177,847	138,863
Labor costs	101,270	80,236	190,709	145,663
Occupancy & other costs	59,984	44,277	113,911	85,773
Pre-opening costs	4,542	4,554	10,153	8,001
Franchising and other	6,429	8,308	15,204	16,483
Segment cost of sales[1]	268,693	212,522	507,824	394,783
Segment contribution
Company-operated shops	118,236	91,054	214,301	165,053
Franchising and other	28,884	21,342	48,840	40,181
Total segment contribution	$147,120	$112,396	$263,141	$205,234

Segment depreciation and amortization	(27,076)	(22,115)	(53,104)	(43,104)

Selling, general and administrative	(65,385)	(58,097)	(124,306)	(104,330)
Interest expense, net	(7,076)	(6,997)	(14,191)	(13,390)
Other income (expense), net	(1,983)	829	(2,001)	6,593
Income before income taxes	$45,600	$26,016	$69,539	$51,003
__________________
1 Segment cost of sales for this presentation excludes the impact of depreciation and amortization.
Dutch Bros Inc.| Form 10-Q | 31

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-Q | 32

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
Impact of Global Events
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Inflation may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future may have less money available for discretionary purchases and may reduce or stop purchasing our products.
On a macro level, conditions, including changes in tariffs, tax laws, interest rates, inflation, bank failures and other events affecting financial institutions, geopolitical conflicts, and significant weather events (such as the recent wildfires in California), have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
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
Dutch Bros Inc.| Form 10-Q | 33

Results of Operations
As of June 30, 2025, we had 1,043 company-operated and franchised shops in 19 states, an increase of approximately 14.4% from the same period in the prior year. For the three months ended June 30, 2025, we generated $415.8 million of revenue, $38.4 million of net income, and $0.20 of income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

2025 vs 2024
Increase in total shops	14.4%
Increase in total revenue	28.0%

Dutch Bros Inc.| Form 10-Q | 34

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Shop count, beginning of period
Company-operated	695	582	670	542
Franchised	317	294	312	289
Total shop count	1,012	876	982	831

Company-operated new openings	30	30	55	70
Franchised new openings	1	6	6	11

Shop count, end of period
Company-operated	725	612	725	612
Franchised	318	300	318	300
Total shop count	1,043	912	1,043	912

Systemwide AUV [1]	N/A	N/A	$2,053	$2,005
Company-operated shops AUV [1]	N/A	N/A	$1,982	$1,923

Systemwide same shop sales [2,3]	6.1%	4.1%	5.3%	6.8%
Ticket	2.4%	6.1%	3.0%	7.4%
Transactions	3.7%	(2.0)%	2.3%	(0.6)%
Company-operated same shop sales [2]	7.8%	5.2%	7.2%	7.8%
Ticket	1.9%	6.0%	2.6%	7.0%
Transactions	5.9%	(0.8)%	4.6%	0.8%

Systemwide sales [3]	$571,273	$466,432	$1,060,945	$863,985
Company-operated shops operating weeks [4]	9,184	7,709	17,921	14,983
Franchising shops operating weeks [4]	4,119	3,842	8,130	7,621

Dutch Rewards transactions as a percentage of total transactions [5]	71.6%	66.7%	71.7%	66.6%
Dutch Bros Inc.| Form 10-Q | 35

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	380,500	100.0	295,268	100.0	706,921	100.0	543,353	100.0
Company-operated shops gross profit	92,552	24.3	70,016	23.7	164,050	23.2	124,321	22.9
Company-operated shops contribution [6]	118,236	31.1	91,054	30.8	214,301	30.3	165,053	30.4
Selling, general, and administrative expenses	65,385	15.7	58,097	17.9	124,306	16.1	104,330	17.4
Adjusted selling, general, and administrative expenses [6]	58,709	14.1	47,584	14.6	112,206	14.6	88,053	14.7
Net income	38,357	9.2	22,156	6.8	60,837	7.9	38,371	6.4
Adjusted EBITDA [6]	89,003	21.4	65,159	20.1	151,909	19.7	117,699	19.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2025	2024	2025	2024
Systemwide shop base	831	671	794	641
Company-operated shops base	542	396	510	370
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
Dutch Bros Inc.| Form 10-Q | 36

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	380,500	100.0	295,268	100.0	706,921	100.0	543,353	100.0

Beverage, food, and packaging costs	96,468	25.3	75,147	25.5	177,847	25.2	138,863	25.5
Labor costs	101,270	26.6	80,236	27.2	190,709	27.0	145,663	26.8
Occupancy and other costs	59,984	15.8	44,277	15.0	113,911	16.1	85,773	15.8
Pre-opening costs	4,542	1.2	4,554	1.5	10,153	1.4	8,001	1.5
Depreciation and amortization	25,684	6.8	21,038	7.1	50,251	7.1	40,732	7.5
Company-operated shops costs and expenses	287,948	75.7	225,252	76.3	542,871	76.8	419,032	77.1
Company-operated shops gross profit	92,552	24.3	70,016	23.7	164,050	23.2	124,321	22.9
Company-operated shops contribution[1]	118,236	31.1	91,054	30.8	214,301	30.3	165,053	30.4
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Company-operated shops revenue	$380,500	$295,268	$85,232	28.9%	$706,921	$543,353	$163,568	30.1%
Three Months Ended June 30, 2025 v. 2024
The company-operated shops revenue increase was driven by $63.9 million from newly opened shops not yet in the comparable shop base and $21.3 million from a 7.8% increase in same shop sales within the comparable shop base.
Six Months Ended June 30, 2025 v. 2024
The company-operated shops revenue increase was driven by $128.1 million from newly opened shops not yet in the comparable shop base and $35.5 million from a 7.2% increase in same shop sales within the comparable shop base.
Dutch Bros Inc.| Form 10-Q | 37

Beverage, Food, and Packaging Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Beverage, food and packaging costs	$96,468	$75,147	$21,321	28.4%	$177,847	$138,863	$38,984	28.1%
As a percentage of company-operated shops revenues	25.3%	25.5%	N/A	(20) bps	25.2%	25.5%	N/A	(30) bps
Three Months Ended June 30, 2025 v. 2024
As a percentage of company-operated shops revenues, beverage, food and packaging costs decreased by 20 basis points. This was primarily due to a 60 basis point decrease for the impact of pricing on the comparable shop base, offset by an increase in ingredient costs. The increase in ingredient costs was driven by higher coffee costs and partially offset by favorable dairy pricing.
Six Months Ended June 30, 2025 v. 2024
As a percentage of company-operated shops revenues, beverage, food and packaging costs decreased by 30 basis points. This was primarily due to a 70 basis point decrease for the impact of pricing on the comparable shop base, partially offset by a 50 basis point increase in ingredient costs.
Labor Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Labor costs	$101,270	$80,236	$21,034	26.2%	$190,709	$145,663	$45,046	30.9%
As a percentage of company-operated shops revenues	26.6%	27.2%	N/A	(60) bps	27.0%	26.8%	N/A	20 bps
Three Months Ended June 30, 2025 v. 2024
As a percentage of company-operated shops revenues, labor costs decreased by 60 basis points primarily due to the impact of pricing.
Six Months Ended June 30, 2025 v. 2024
As a percentage of company-operated shops revenues, labor costs increased by 20 basis points. This was primarily due to 90 basis points from increased wages partially offset by a decrease of 80 basis points from the impact of pricing.
Dutch Bros Inc.| Form 10-Q | 38

Occupancy and Other Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Occupancy and other costs	$59,984	$44,277	$15,707	35.5%	$113,911	$85,773	$28,138	32.8%
As a percentage of company-operated shops revenues	15.8%	15.0%	N/A	80 bps	16.1%	15.8%	N/A	30 bps
Three and Six Months Ended June 30, 2025 v. 2024
As a percentage of company-operated shops revenues, occupancy and other costs increased by 80 basis points and 30 basis points for the three and six months ended June 30, 2025, respectively. These increases were primarily due to the impact of occupancy rates from new shops.
Pre-opening Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Pre-opening costs	$4,542	$4,554	$(12)	(0.3)%	$10,153	$8,001	$2,152	26.9%
As a percentage of company-operated shops revenues	1.2%	1.5%	N/A	(30) bps	1.4%	1.5%	N/A	(10) bps
New company-operated shops opened	30	30	—	—%	55	70	(15)	(21.4)%
Pre-opening costs per new company-operated shop	$151	$152	$(1)	(0.7)%	$185	$114	$71	62.3%
Six Months Ended June 30, 2025 v. 2024
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops, in the six months ended June 30, 2025 as compared to the same period in 2024.
Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Depreciation and amortization	$25,684	$21,038	$4,646	22.1%	$50,251	$40,732	$9,519	23.4%
As a percentage of company-operated shops revenues	6.8%	7.1%	N/A	(30) bps	7.1%	7.5%	N/A	(40) bps
Three and Six Months Ended June 30, 2025 v. 2024
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period.
Dutch Bros Inc.| Form 10-Q | 39

Company-operated Shops Gross Profit and Contribution1

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Company-operated shops gross profit	$92,552	$70,016	$22,536	32.2%	$164,050	$124,321	$39,729	32.0%
As a percentage of company-operated shops revenues	24.3%	23.7%	N/A	60 bps	23.2%	22.9%	N/A	30 bps
Company-operated shops contribution [1]	$118,236	$91,054	$27,182	29.9%	$214,301	$165,053	$49,248	29.8%
As a percentage of company-operated shops revenues	31.1%	30.8%	N/A	30 bps	30.3%	30.4%	N/A	(10) bps
_______________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three and Six Months Ended June 30, 2025 v. 2024
The company-operated shops gross profit margin increased by 60 basis points and 30 basis points for the three and six months ended June 30, 2025, respectively. This was primarily driven by leverage from increased sales in the comparable shop base.
Franchising and Other Segment Performance

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Franchising and other revenue	$35,313	$29,650	$5,663	19.1%	$64,044	$56,664	$7,380	13.0%
Franchising and other gross profit	$27,492	$20,265	$7,227	35.7%	$45,987	$37,809	$8,178	21.6%
As a percentage of franchising and other revenue	77.9%	68.3%	N/A	960 bps	71.8%	66.7%	N/A	510 bps
Three and Six Months Ended June 30, 2025 v. 2024
The franchising and other gross profit increases for the three and six months ended June 30, 2025 were primarily driven by inventory management and newly opened franchised shops not in the comparable shop base.
Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Selling, General, and Administrative	$65,385	$58,097	$7,288	12.5%	$124,306	$104,330	$19,976	19.1%
As a percentage of total revenues	15.7%	17.9%	N/A	(220) bps	16.1%	17.4%	N/A	(130) bps
Dutch Bros Inc.| Form 10-Q | 40

Three Months Ended June 30, 2025 v. 2024
The selling, general, and administrative increase of approximately $7.3 million was primarily driven by increased expenses of $8.7 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; an increase of $1.9 million related to professional fees and technology services to support our growing business; $1.0 million of higher equity-based compensation; and $1.0 million of increased donations related to our philanthropic activities. These increases were partially offset by lower realignment and restructuring charges of $4.9 million and lower nonrecurring equity offering expenses of $0.5 million.
Six Months Ended June 30, 2025 v. 2024
The selling, general, and administrative increase of approximately $20.0 million was primarily driven by increased expenses of $15.4 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; an increase of $7.5 million related to professional fees and technology services to support our growing business; $3.0 million of higher equity-based compensation; and $1.9 million of increased donations related to our philanthropic activities. These increases were partially offset by lower realignment and restructuring charges of $6.3 million and lower nonrecurring equity offering expenses of $1.5 million.
Other Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Interest expense on finance leases	$(5,729)	$(5,506)	$(223)	4.1%	$(11,338)	$(10,958)	$(380)	3.5%
Other interest expense, net	(1,347)	(1,491)	144	(9.7)%	(2,853)	(2,432)	(421)	17.3%
Interest expense, net	$(7,076)	$(6,997)	$(79)	1.1%	$(14,191)	$(13,390)	$(801)	6.0%
Other income (expense), net	(1,983)	829	(2,812)	N/M	(2,001)	6,593	(8,594)	N/M
Total other expense	$(9,059)	$(6,168)	$(2,891)	46.9%	$(16,192)	$(6,797)	$(9,395)	138.2%
Three Months Ended June 30, 2025 v. 2024
The decrease in other income (expense), net was primarily driven by expenses associated with our credit facility refinance in May 2025 (see NOTE 9 — Debt for additional details) and a non-recurring prior year gain on sale of the Company hangar and related equipment to our Co-Founder.
Six Months Ended June 30, 2025 v. 2024
The increase in interest expense, net was primarily driven by higher interest expense on debt and additional interest on finance leases for new shop builds.
The decrease in other income (expense), net was primarily driven by remeasurement gains in the prior year related to the TRAs liability, expenses associated with our credit facility refinance in May 2025 (see NOTE 9 — Debt for additional details), and a prior year non-recurring gain on sale of the Company hangar and related equipment to our Co-Founder.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Income tax expense	$7,243	$3,860	$3,383	87.6%	$8,702	$12,632	$(3,930)	(31.1)%
Effective tax rate	15.9%	14.8%	N/A	N/A	12.5%	24.8%	N/A	N/A
Three Months Ended June 30, 2025 v. 2024
The increase in the effective tax rate to 15.9% from 14.8% in the same period in 2024 is due to the increase in our economic interest of Dutch Bros OpCo.
Dutch Bros Inc.| Form 10-Q | 41

Six Months Ended June 30, 2025 v. 2024
The decrease in the effective tax rate to 12.5% from 24.8% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as a change in state earnings mix that occurred in 2024.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $254.4 million and $293.4 million as of June 30, 2025 and December 31, 2024, respectively.
For the six months ended June 30, 2025, our principal sources of liquidity were cash flows from operations and the refinancing of our credit facility. Our principal uses of liquidity for the six months ended June 30, 2025 were to payoff our prior credit facility, fund our new shop builds and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Net cash provided by operating activities	$126,781	$100,729	$26,052	25.9%
Net cash used in investing activities	(99,731)	(113,240)	13,509	(11.9)
Net cash provided by (used in) financing activities	(65,989)	139,888	(205,877)	(147.2)%
Net increase (decrease) in cash and cash equivalents	$(38,939)	$127,377	$(166,316)	(130.6)%
Cash and cash equivalents at beginning of period	293,354	133,545	159,809	119.7
Cash and cash equivalents at end of period	$254,415	$260,922	$(6,507)	(2.5)%
Operating Activities
The increase in operating activities cash flows was primarily driven by higher net income as a result of year-over-year sales growth, expanded company-operated shop contribution, and leverage of selling, general and administrative costs.
Investing Activities
The decrease in investing activities cash outflows was primarily driven by lower investment in capital expenditures due to fewer new company-operated shops openings in the current period compared to the same period in the prior year.
Financing Activities
The decrease in financing activities cash flows was primarily driven by the net payoff of our 2022 Credit Facility, partially offset by proceeds from our 2025 Credit Facility.
Cash Requirements
We believe that cash provided by operating activities and proceeds from our 2025 Credit Facility are adequate to fund our debt service requirements, lease obligations, cash distributions required by the OpCo LLC Agreement and the TRAs, and working capital obligations for at least the next 12 months.
Dutch Bros Inc.| Form 10-Q | 42

Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our expansion and growth by opening additional company-operated shops and/or reacquiring existing franchised shops. Further, the payments that we may be required to make under the TRAs may be significant. We currently expect to fund our current and long-term material capital requirements with operating cash flows and, as needed, additional proceeds from our 2025 Credit Facility, but we may also seek additional debt or equity financing. From time to time, we may explore additional financing sources which could include equity, equity‑linked, and debt financing arrangements.
As of June 30, 2025, cash requirements for the following items have materially changed from our 2024 Form 10-K:
•Operating lease liabilities — increased approximately $124 million from newly commenced leases.
•Debt obligations — decreased approximately $35 million on a net basis primarily due to the payoff of our 2022 Credit Facility, partially offset by proceeds from the 2025 Credit Facility.
Credit Facility
JPMorgan Credit Facility
On May 29, 2025 (the Effective Date), we amended and restated our existing $650 million senior secured credit facility, dated February 28, 2022 (as previously amended, the 2022 Credit Facility), with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions as the lenders party thereto (the 2025 Credit Facility). The 2025 Credit Facility consists of a $500 million revolving credit facility and a term loan facility of up to $150 million. The 2025 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $100 million and $20 million, respectively. The 2025 Credit Facility expires on May 29, 2030 (the Maturity Date). It also contains an option allowing the Loan Parties to increase the size of the 2025 Credit Facility by up to an additional (i) $230 million or (ii) 80% of EBITDAR, whichever is greater, with the agreement of the Administrative Agent and the applicable lenders party thereto.
On the Effective Date, we drew the full $150 million in term loan and $50 million in revolving loans under the 2025 Credit Facility, and all outstanding debt under the 2022 Credit Facility was repaid.
Interest on borrowings under the 2025 Credit Facility is based on (i) the Alternate Base Rate plus an applicable margin, or (ii) the Term SOFR Rate plus an applicable margin (each as defined in the 2025 Credit Facility), and is payable in accordance with the selected interest rate period and upon maturity. Principal payments for the term loans are required on a quarterly basis in accordance with an amortization schedule up through and including the Maturity Date.
Obligations under the 2025 Credit Facility are guaranteed by Dutch Bros OpCo and certain of its subsidiaries, and secured by a first priority perfected security interest in substantially all of the assets of the guarantors.
Interest Rate Swap Contract
We have an interest rate swap with JPMorgan Chase Bank, N.A. As of June 30, 2025, the interest rate swap had a notional amount of approximately $62 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the notional amount. The interest rate swap matures on February 28, 2027.
The amendment to our credit facility had no impact on our interest rate swap contract.
See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instruments for additional details related to our 2025 Credit Facility and interest rate swap contract.
Dutch Bros Inc.| Form 10-Q | 43

Organizational Realignment and Restructurings
We expect to recognize additional costs associated with our May 2025 back-office streamlining and restructuring program of up to $8.5 million, including cash expenditures for (i) employee-related costs and (ii) other costs, including consulting costs.
See NOTE 4 — Organization Realignment and Restructurings for additional details.
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and company-operated shops gross profit margins. We typically experience higher system sales in the summer months, which impacts revenue and company-operated shops gross profit margins in the second and third quarters of our fiscal year.
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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation, expenses associated with equity offerings, expenses associated with credit facility refinancing executives transitions costs, (gain) loss on the remeasurement of the liability related to the TRAs, sale of Aircraft, and organization realignment and restructurings costs.
Dutch Bros Inc.| Form 10-Q | 44

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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation expense, expenses associated with equity offerings, executive transitions costs, and organization realignment and restructurings costs.
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
Expenses associated with 2022 credit facility refinancing
Costs incurred as a result of refinancing our credit facility in May 2025, including write-off of unamortized loan costs related to the amendment and restatement of our 2022 Credit Facility, and intermediary fees and other costs related to our 2025 Credit Facility.
Executive transitions
Employee severance and related benefit costs, as well as sign-on bonus(es) for several executive-level transitions occurring in 2022 and 2023, and amortized through the first quarter of 2024.
TRAs remeasurements
(Gain) loss impacts related to adjustments of our TRAs liabilities.
Sale of Aircraft
Gain impact related to the sale of the Company airplane to our Co-Founder.
Dutch Bros Inc.| Form 10-Q | 45

Organization realignment and restructurings
Fees and costs, including consulting, employee-related and other costs, in connection with our comprehensive initiatives to develop and implement a long-term strategy involving changes to our organizational structure to support our growth. Our 2024 initiative resulted in realignment activities that occurred in 2023, and restructuring activities to expand our support center operations in Phoenix, Arizona including the build out and move into our new office, that commenced in 2024, and were substantially completed in March 2025. The activities related to our 2025 initiative, which commenced in May 2025 and are expected to continue through at least the first half of 2026, primarily relate to relocation and streamlining of our remaining back-office operations to our new Phoenix, Arizona corporate headquarters. Given the magnitude and scope of these strategic initiatives, we do not expect such costs will recur in the foreseeable future, and do not consider such costs reflective of the ongoing costs necessary to operate our business.
The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops gross profit	92,552	24.3	70,016	23.7	164,050	23.2	124,321	22.9
Depreciation and amortization	25,684	6.8	21,038	7.1	50,251	7.1	40,732	7.5
Company-operated shops contribution	118,236	31.1	91,054	30.8	214,301	30.3	165,053	30.4

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Franchising and other gross profit	27,492	77.9	20,265	68.4	45,987	71.8	37,809	66.7
Depreciation and amortization	1,392	3.9	1,077	3.6	2,853	4.5	2,372	4.2
Franchising and other contribution	28,884	81.8	21,342	72.0	48,840	76.3	40,181	70.9
Dutch Bros Inc.| Form 10-Q | 46

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income	38,357	9.2	22,156	6.8	60,837	7.9	38,371	6.4
Depreciation and amortization	27,893	6.7	22,350	6.9	54,323	7.0	43,603	7.3
Interest expense, net	7,076	1.8	6,997	2.2	14,191	1.9	13,390	2.2
Income tax expense	7,243	1.7	3,860	1.1	8,702	1.1	12,632	2.1
EBITDA	80,569	19.4	55,363	17.0	138,053	17.9	107,996	18.0
Equity-based compensation	4,671	1.1	3,326	1.0	8,865	1.1	5,259	0.9
Expenses associated with equity offerings	—	—	528	0.2	—	—	1,489	0.2
Expenses associated with 2022 credit facility refinancing	2,000	0.5	—	—	2,000	0.3	—	—
Executive transitions	—	—	—	—	—	—	75	—
TRAs remeasurement	—	—	—	—	—	—	(5,687)	(0.9)
Sale of Aircraft	—	—	(752)	(0.2)	—	—	(752)	(0.1)
Organization realignment and restructurings:
Employee-related costs	1,734	0.4	6,664	2.1	2,743	0.4	9,289	1.5
Other costs	29	—	30	—	248	—	30	—
Total organization realignment and restructurings	1,763	0.4	6,694	2.1	2,991	0.4	9,319	1.5
Adjusted EBITDA	89,003	21.4	65,159	20.1	151,909	19.7	117,699	19.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative	65,385	15.7	58,097	17.9	124,306	16.1	104,330	17.4
Depreciation and amortization	(817)	(0.2)	(235)	(0.1)	(1,219)	(0.2)	(499)	(0.1)
Equity-based compensation	(4,096)	(1.0)	(3,056)	(0.9)	(7,890)	(0.9)	(4,895)	(0.9)
Expenses associated with equity offerings	—	—	(528)	(0.2)	—	—	(1,489)	(0.2)
Executives transition	—	—	—	—	—	—	(75)	—
Organization realignment and restructurings:
Employee-related costs	(1,734)	(0.4)	(6,664)	(2.1)	(2,743)	(0.4)	(9,289)	(1.5)
Other costs	(29)	—	(30)	—	(248)	—	(30)	—
Total organization realignment and restructurings	(1,763)	(0.4)	(6,694)	(2.1)	(2,991)	(0.4)	(9,319)	(1.5)
Adjusted selling, general, and administrative	58,709	14.1	47,584	14.6	112,206	14.6	88,053	14.7
Dutch Bros Inc.| Form 10-Q | 47

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. Additionally, several other states that we operate in have increased their minimum wage requirements in 2025. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of June 30, 2025, we employed approximately 20,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2025 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of June 30, 2025, we had $50.0 million in revolving loans outstanding, and $150.0 million was outstanding on our term loan facility. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of June 30, 2025 would result in an increase in our annual interest expense of approximately $2.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 48

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 49

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We may, from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. As our company matures, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially and adversely affect our business, financial condition, results of operations, and growth prospects.
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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.
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
Dutch Bros Inc.| Form 10-Q | 50

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our 2024 Form 10-K.
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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in the food supply by the end of 2026. The Food and Drug Administration has also announced its intent to revise its post-market food chemical review program. Furthermore, an increasing number of states have proposed or enacted laws prohibiting or limiting the use of certain food and color additives. Should such regulatory change affect the ingredients currently used in our products and we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Dutch Bros Inc.| Form 10-Q | 51

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
In addition, social media has contributed to an increase in “secret menu” style drinks that are not created or marketed by us. Such drinks can be ordered by customers, for example, by asking for specific combinations of flavors or ingredients. We have no control over such trends, may not become timely aware of them, and may be unable to provide nutritional information for them. Such trends may also result in a mixture of ingredients in ways that could be perceived negatively, including with regard to health effects, and such perception could harm our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 28, 2025, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of Dutch Bros Inc.’s Class A common stock via exchange of 1.75 million Dutch Bros OpCo Class A common units held by entities controlled by our Co-Founder for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then reserved for sale directly by entities controlled by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and we received no proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Dutch Bros Inc.| Form 10-Q | 52

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1†	Offer Letter, dated as of December 26, 2024, by and between the Company and Nicholas Daddario	8-K	001-40798	10.1	May 16, 2025
10.2	Second Amended and Restated Credit Agreement, dated May 29, 2025, by and among Dutch Bros., LLC, DB Franchising USA, LLC, Boersma Bros. LLC, and the other Loan Parties party thereto, the financial institutions party thereto, and J.P. Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-40798	10.1	May 30, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
† Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

August 6, 2025	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

August 6, 2025	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial Officer)

August 6, 2025	By:	/s/ Nicholas Daddario
Date		Nicholas Daddario
Chief Accounting Officer
(Principal Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 54