Form 10-Q
period 2025-09-30
Dutch Bros Inc.
filed 2025-11-06
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of October 31, 2025, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	127,031,344
Class B common stock	35,210,946
Class C common stock	2,279,846

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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$267,195	$293,354
Accounts receivable, net	14,303	10,598
Inventories, net	45,295	36,488
Prepaid expenses and other current assets	14,345	17,501
Total current assets	341,138	357,941
Property and equipment, net	789,333	683,971
Finance lease right-of-use assets, net	393,406	374,623
Operating lease right-of-use assets, net	415,021	315,256
Intangibles, net	1,762	2,947
Goodwill	21,629	21,629
Deferred income tax assets, net	949,663	742,126
Other long-term assets	10,045	2,592
Total assets	$2,921,997	$2,501,085
Liabilities and Equity
Current liabilities:
Accounts payable	$38,242	$32,225
Accrued compensation and benefits	49,256	49,778
Other accrued liabilities	39,946	26,516
Other current liabilities	14,421	7,067
Deferred revenue	45,606	42,868
Current portion of tax receivable agreements liability	514	71
Current portion of finance lease liabilities	15,364	13,256
Current portion of operating lease liabilities	17,228	13,979
Current portion of long-term debt	3,879	17,311
Total current liabilities	224,456	203,071
Deferred revenue, net of current portion	7,104	8,015
Finance lease liabilities, net of current portion	390,707	369,297
Operating lease liabilities, net of current portion	413,402	309,311
Long-term debt, net of current portion	195,997	219,755
Tax receivable agreements liability, net of current portion	825,302	627,763
Other long-term liabilities	—	8
Total liabilities	2,056,968	1,737,220
Commitments and contingencies (Note 15)

Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts; unaudited)	September 30, 2025	December 31, 2024
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 127,031 and 115,432 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,211 and 35,227 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 2,280 and 3,545 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	578,256	517,074
Accumulated other comprehensive income	162	628
Retained earnings	78,138	19,666
Total stockholders' equity attributable to Dutch Bros Inc.	656,557	537,369
Non-controlling interests	208,472	226,496
Total equity	865,029	763,865
Total liabilities and equity	$2,921,997	$2,501,085
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts; unaudited)	2025	2024	2025	2024
Revenues
Company-operated shops	$392,833	$308,295	$1,099,754	$851,648
Franchising and other	30,751	29,917	94,795	86,581
Total revenues	423,584	338,212	1,194,549	938,229

Costs and Expenses
Cost of sales	316,805	248,161	877,733	686,048
Selling, general and administrative	65,289	57,536	189,595	161,866
Total costs and expenses	382,094	305,697	1,067,328	847,914

Income from operations	41,490	32,515	127,221	90,315

Other expense
Interest expense, net	(6,695)	(6,869)	(20,886)	(20,259)
Other income (expense), net	149	764	(1,852)	7,357
Total other expense	(6,546)	(6,105)	(22,738)	(12,902)

Income before income taxes	34,944	26,410	104,483	77,413
Income tax expense	7,661	4,698	16,363	17,330
Net income	$27,283	$21,712	$88,120	$60,083
Less: Net income attributable to non-controlling interests	9,788	9,068	29,648	28,437
Net income attributable to Dutch Bros Inc.	$17,495	$12,644	$58,472	$31,646
Net income per share of Class A and Class D common stock:
Basic	$0.14	$0.11	$0.47	$0.32
Diluted	$0.14	$0.11	$0.47	$0.32
Weighted-average shares of Class A and Class D common stock outstanding:
Basic	126,986	113,819	124,751	99,756
Diluted	127,379	114,252	125,204	100,070
See accompanying notes to condensed consolidated financial statements.

Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2025	2024	2025	2024
Net income	$27,283	$21,712	$88,120	$60,083
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $(40), $(247), $(187) and $(183), respectively	(187)	(1,324)	(777)	(537)
Comprehensive income	27,096	20,388	87,343	59,546
Less: comprehensive income attributable to non-controlling interests	9,723	8,506	29,337	28,134
Comprehensive income attributable to Dutch Bros Inc.	$17,373	$11,882	$58,006	$31,412
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, June 30, 2025	126,932	$1	35,211	$—	2,347	$—	$575,240	$284	$60,643	$197,761	$833,929
Net income	—	—	—	—	—	—	—	—	17,495	9,788	27,283
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $40	—	—	—	—	—	—	—	(122)	—	(65)	(187)
Equity-based compensation expense	—	—	—	—	—	—	3,326	—	—	1,322	4,648
Issuance of Class A common stock pursuant to vesting of equity awards	32	—	—	—	—	—	(728)	—	—	(289)	(1,017)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	67	—	—	—	(67)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	45	—	—	(45)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	373	—	—	—	373
Balance, September 30, 2025	127,031	$1	35,211	$—	2,280	$—	$578,256	$162	$78,138	$208,472	$865,029

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	58,472	29,648	88,120
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $187	—	—	—	—	—	—	(108)	(466)	—	(311)	(885)
Equity-based compensation expense	—	—	—	—	—	—	9,567	—	—	3,946	13,513
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	335	—	—	—	—	—	(8,499)	—	—	(3,536)	(12,035)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	11,264	—	—	—	(1,264)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	40,904	—	—	(40,904)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	19,318	—	—	—	19,318
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, September 30, 2025	127,031	$1	35,211	$—	2,280	$—	$578,256	$162	$78,138	$208,472	$865,029

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended September 30, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, June 30, 2024	113,817	$1	35,227	$—	5,142	$—	$504,657	$1,072	$3,410	$220,672	$729,812
Net income	—	—	—	—	—	—	—	—	12,644	9,068	21,712
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $247	—	—	—	—	—	—	—	(762)	—	(562)	(1,324)
Equity-based compensation expense	—	—	—	—	—	—	1,902	—	—	1,059	2,961
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	6	—	—	—	—	—	(36)	—	—	(21)	(57)
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	8	—	—	(8)	—
Tax impacts of other equity-related transactions	—	—	—	—	—	—	254	—	—	—	254
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(687)	(687)
Balance, September 30, 2024	113,823	$1	35,227	$—	5,142	$—	$506,785	$310	$16,054	$229,521	$752,671

Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	31,646	28,437	60,083
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $183	—	—	—	—	—	—	—	—	(328)	(234)	—	(303)	(865)
Equity-based compensation expense	—	—	—	—	—	—	—	—	4,866	—	—	3,354	8,220
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	71	—	—	—	—	—	—	—	1,831	—	—	(2,763)	(932)
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	43,794	—	(2,402)	—	(30,722)	—	(10,669)	—	—	—	—	—	—
Effect of exchange transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	110,093	—	—	(110,093)	—
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	254	—	—	—	254
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	10,678	—	—	—	10,678
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	(687)	(687)
Balance, September 30, 2024	113,823	$1	35,227	$—	5,142	$—	—	$—	$506,785	$310	$16,054	$229,521	$752,671
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands; unaudited)	2025	2024
Cash flows from operating activities:
Net income	$88,120	$60,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,389	67,484
Non-cash interest expense	635	834
(Gain) loss on disposal of assets	115	(1,373)
Loss on extinguishment of debt	809	—
Equity-based compensation	13,513	8,220
Deferred income taxes	14,649	15,335
Remeasurement gain on TRAs	—	(5,687)
Non-cash operating lease cost	14,959	11,334
Changes in operating assets and liabilities:
Accounts receivable, net	(3,705)	(1,238)
Inventories, net	(8,807)	8,572
Prepaid expenses and other current assets	2,800	2,894
Other long-term assets	(9,541)	(729)
Accounts payable	1,131	3,236
Accrued compensation and benefits	(522)	7,701
Other accrued liabilities	11,771	9,804
Other current liabilities	7,354	(461)
Deferred revenue	1,827	5,080
Other long-term liabilities	(8)	—
Operating lease liabilities	(2,583)	(6,894)
Net cash provided by operating activities	215,906	184,195
Cash flows from investing activities:
Purchases of property and equipment	(169,967)	(178,969)
Proceeds from disposal of fixed assets	31	9,606
Net cash used in investing activities	(169,936)	(169,363)
Cash flows from financing activities:
Payments on finance lease liabilities	(11,266)	(7,726)
Proceeds from long-term debt	250,000	150,000
Payments on long-term debt	(285,716)	(7,898)
Payments of debt issuance costs	(1,547)	—
Tax withholding payments upon vesting of equity awards	(12,035)	(932)
Distributions to non-controlling interest holders	(6,867)	(687)
Payments under tax receivable agreements	(4,698)	—
Net cash provided by (used in) financing activities	(72,129)	132,757
Net increase (decrease) in cash and cash equivalents	(26,159)	147,589
Cash and cash equivalents, beginning of period	293,354	133,545
Cash and cash equivalents, end of period	$267,195	$281,134
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands; unaudited)	2025	2024
Supplemental disclosure of cash flow information
Interest paid	$29,196	$29,125
Income taxes paid	900	1,824
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment accrued as of end of period	19,180	13,155
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 13

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) is in the business of operating and franchising drive-thru coffee shops as well as the wholesale and distribution of coffee, coffee-related products, and accessories. As of September 30, 2025, there were 1,081 shops in operation in 24 U.S. states, of which 759 were company-operated and 322 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of September 30, 2025, Dutch Bros Inc. held 100.0% of the voting interest and 71.6% of the economic interest of Dutch Bros OpCo. The Continuing Members held no voting interest and the remaining 28.4% of the economic interest of Dutch Bros OpCo.
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
Our condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the 2024 Form 10-K and as updated by this Form 10-Q.
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
Dutch Bros Inc.| Form 10-Q | 14

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Significant Accounting Policies Updates
There have been no material updates to our significant accounting policies during the nine months ended September 30, 2025 from those previously reported in the 2024 Form 10-K.
Recently Issued Accounting Standards
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The intent of this ASU is to address businesses’ shift from using prescriptive and sequential software development methods to using incremental and iterative development methods. The amendments in this ASU remove all references to prescriptive and sequential software development stages, and also provides criteria for when an entity is required to start capitalizing software costs. ASU 2025-06 is effective for all entities' annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods using a prospective transition, modified transition or retrospective transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We will assess potential impacts of this standard on our disclosures in future periods.
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

Dutch Bros Inc.| Form 10-Q | 15

NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Company-operated shops	$392,833	$308,295	$1,099,754	$851,648
Franchising	29,122	28,694	89,787	82,545
Other	1,629	1,223	5,008	4,036
Total revenues	$423,584	$338,212	$1,194,549	$938,229
Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Gift card and loyalty programs	$50,226	$48,265
Other deferred revenue, net [1]	2,484	2,618
Total deferred revenue	$52,710	$50,883
_______________
1 Other deferred revenue, net, are primarily unearned franchise fees.
Deferred revenue activity was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Beginning balance	$50,883	$37,025
Revenue deferred [1]	405,087	312,963
Revenue recognized [2]	(403,126)	(308,012)
Other deferred revenue, net	(134)	129
Ending balance	52,710	42,105
Less: current portion	(45,606)	(35,738)
Deferred revenue, net of current portion	$7,104	$6,367
_______________
1 Revenue deferred includes gift card activations, loyalty app cash loads and loyalty points and rewards earned.
2 Revenue recognized includes redemptions of gift cards, loyalty app and loyalty rewards, and breakage.
Revenue recognized during the three and nine months ended September 30, 2025 and 2024, respectively, that was included in the respective deferred revenue liability balances at the beginning of the period are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gift card redemptions [1]	$756	$637	$7,163	$5,737
Earned franchise fees	110	112	337	336
_____________________
1    Amounts exclude cash loads and transactions related to our loyalty rewards program.
Dutch Bros Inc.| Form 10-Q | 16

Future recognition of initial unearned franchise fees as of September 30, 2025 is as follows:

(in thousands)
Remainder of 2025	$111
2026	418
2027	373
2028	324
2029	279
Thereafter	979
Total	$2,484
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
On May 13, 2025, our Board of Directors approved the plan for an additional restructuring program, primarily related to the relocation and streamlining of our remaining back-office operations from our former Grants Pass, Oregon headquarters to our newly-designated Phoenix office corporate headquarters. Affected employees were either offered an opportunity to relocate and continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by May 20, 2025. For this program, we expect to incur total aggregate charges of approximately $8.5 million, consisting of (i) employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) other costs, including consulting fees. Substantially all of the estimated charges are expected to result in current and future cash expenditures. We expect that by December 31, 2025, substantially all of our headquarters employees will be located in our Phoenix office.
During the three and nine months ended September 30, 2025 and 2024, we recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Relocation and travel costs	$1,122	$2,217	$1,903	$9,710
Termination benefits	1,362	1,781	3,324	3,577
Total employee-related costs	2,484	3,998	5,227	13,287
Duplicate rent	—	193	244	223
Consulting	166	—	170	—
Total other costs	166	193	414	223
Total restructuring costs incurred	$2,650	$4,191	$5,641	$13,510
Dutch Bros Inc.| Form 10-Q | 17

As of September 30, 2025 and December 31, 2024, the accruals for corporate restructuring costs are included in accounts payable, accrued compensation and benefits, and accrued expenses on the condensed consolidated balance sheets. The following table summarizes the activity for the restructuring liabilities during the nine months ended September 30, 2025:

(in thousands)	Liability, December 31, 2024	Charges	Cash Payments	Liability, September 30, 2025
Relocation and travel costs	$698	$1,903	$(2,545)	$56
Termination benefits	2,028	3,324	(3,447)	1,905
Total employee-related costs	2,726	5,227	(5,992)	1,961
Duplicate rent	—	244	(244)	—
Consulting	55	170	(191)	34
Total other costs	55	414	(435)	34
Totals	$2,781	$5,641	$(6,427)	$1,995
NOTE 5 — Inventories
Inventories, net consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$21,835	$14,594
Finished goods	23,460	21,894
Total inventories	$45,295	$36,488
NOTE 6 — Property and Equipment
Property and equipment, net consists of the following:

(dollars in thousands)	Useful Life (Years)			September 30, 2025	December 31, 2024
Software	3			$13,676	$10,666
Equipment and fixtures	3	—	7	254,859	229,307
Leasehold improvements	5	—	15	63,864	54,535
Buildings	10	—	39	574,221	487,060
Land	N/A			7,022	7,022
Construction-in-progress [1]	N/A			113,571	71,951
Property and equipment, gross				1,027,213	860,541
Less: accumulated depreciation				(237,880)	(176,570)
Property and equipment, net				$789,333	$683,971
_______________
1    Construction-in-progress primarily consists of construction and equipment costs for new and existing shops.
Dutch Bros Inc.| Form 10-Q | 18

Depreciation expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$20,901	$16,556	$59,808	$45,579
Selling, general, and administrative	914	373	2,102	841
Total depreciation expense	$21,815	$16,929	$61,910	$46,420
NOTE 7 — Intangible Assets
The details of the intangible assets are as follows:

(dollars in thousands)	Weighted-average amortization period (in years)	September 30, 2025	December 31, 2024
Reacquired franchise rights	3.0	$27,049	$27,049
Less: accumulated amortization		(25,287)	(24,102)
Intangibles, net		$1,762	$2,947
Amortization expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$272	$508	$1,185	$1,960
Dutch Bros Inc.| Form 10-Q | 19

NOTE 8 — Leases
The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$6,969	$6,429	$20,254	$19,059
Amortization of right-of-use assets	Selling, general, and administrative	10	15	40	45
Interest on lease liabilities	Interest expense	5,896	5,541	17,234	16,499
Total finance lease costs		12,876	11,985	37,529	35,603

Operating lease costs
Lease expenses	Cost of sales	10,851	7,656	29,170	20,568
Lease expenses	Selling, general, and administrative	709	680	2,108	959
Total operating lease costs		11,560	8,336	31,278	21,527

Variable lease costs	Cost of sales	2,552	1,747	6,977	4,871
Total lease costs		$26,988	$22,068	$75,784	$62,001
Supplemental cash flow information related to leases is as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$17,234	$16,499
Operating cash flows from operating leases[1]	18,904	17,086
Financing cash flows from finance leases	11,266	7,726
Right-of-use assets obtained in exchange for lease obligations
Finance leases	34,783	12,520
Operating leases	110,050	112,579
_______________
1 For the nine months ended September 30, 2025, the amount presented is net of a $5.4 million tenant improvement allowance received from the landlord related to our Arizona headquarters office lease.
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
As of September 30, 2025, $50.0 million was outstanding on our revolving credit facility, and $438.3 million was available for borrowing, net of $11.7 million in letters of credit, and approximately $149.1 million of principal was outstanding on the term loan facility. The revolving loan and term loan both bear interest at approximately 5.83% as of September 30, 2025, excluding any impacts from our interest rate swap. We were in compliance with our financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 21

Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	September 30, 2025	December 31, 2024
Term loan under credit facility	$149,063	$234,688
Revolving loan under credit facility	50,000	—
Finance obligations[1]	3,022	3,022
Unsecured note payable	208	299
Total debt	202,293	238,009
Less: loan origination fees	(2,417)	(943)
Less: current portion	(3,879)	(17,311)
Total long-term debt, net of current portion	$195,997	$219,755
_______________
1    Represents failed sale-leaseback arrangements.
Future annual maturities of long-term debt as of September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$970
2026	3,881
2027	5,670
2028	7,500
2029	11,250
Thereafter	173,022
Total	$202,293
NOTE 10 — Derivative Financial Instruments
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of September 30, 2025, the interest rate swap had a notional amount of approximately $60.4 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of September 30, 2025, the one-month adjusted term SOFR was 4.16%.
Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of September 30, 2025, we expect to reclassify a gain of approximately $0.6 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-Q | 22

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	September 30, 2025	December 31, 2024
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$596	$953
Interest rate swap contract	Other long-term assets	115	832
Total derivative instrument designated as cash flow hedge		$711	$1,785

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Classification	2025	2024	2025	2024
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$51	$(1,111)	$(124)	$673
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(278)	(460)	(840)	(1,393)
Income tax benefit	Statements of Operations - Income tax expense	40	247	187	183
The amendment to our credit facility, as discussed in NOTE 9 — Debt, had no impact on our interest rate swap derivative.
NOTE 11 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax expense	$7,661	$4,698	$16,363	$17,330
Effective tax rate	21.9%	17.8%	15.7%	22.4%
The effective tax rate for the quarter ended September 30, 2025, was 21.9%, which reflects the US federal statutory rate of 21% on pre-tax income, increased by the impact of state income taxes and offset by the tax benefits of federal tax credits and income attributable to non-controlling interests. The increase in the effective tax rate from 17.8% in the same period in 2024 is primarily due to an increase in valuation allowance related to charitable contributions.
Dutch Bros Inc.| Form 10-Q | 23

The effective tax rate for the nine months ended September 30, 2025, was 15.7%, which reflects the US federal statutory rate of 21% on pre-tax income, offset by the tax benefits of federal tax credits, income attributable to non-controlling interests, and stock compensation windfall benefits realized during the quarter. The decrease in the effective tax rate from 22.4% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as the impact of changes in state rates and apportionment on deferred taxes.
In accordance with ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the legislation is enacted. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. The permanent extension of bonus depreciation provisions in the OBBBA prompted a reassessment of the realizability of our charitable contribution carryforwards during the quarter resulting in the recording of an additional valuation allowance of $1.7 million.
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
As of September 30, 2025, our total TRAs-related liabilities were $825.8 million. The changes related to these liabilities were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Beginning balance	$627,834	$290,920
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	202,680	341,161
Payments under TRA	(4,698)	—
TRAs remeasurements [1]	—	(4,247)
Ending balance	$825,816	$627,834
Less: current portion	(514)	(71)
TRAs liability, net of current portion	$825,302	$627,763
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRAs.
Dutch Bros Inc.| Form 10-Q | 24

NOTE 12 — Equity-Based Compensation
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	1,211	$32.38
New grants	304	78.48
Vested	(489)	34.60
Forfeitures	(164)	39.78
Balance, September 30, 2025	862	$45.97
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	—	$—
New grants	63	132.96
Forfeitures	(7)	132.96
Balance, September 30, 2025	56	$132.96
Total release date fair value of vested equity awards for the nine months ended September 30, 2025 and 2024 are presented below:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2025		2024
	Awards/units	W/A vest date fair value	Awards/units	W/A vest date fair value
RSAs	—	$—	39,752	$30.99
RSUs	37,988	77.69	3,197	31.34
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$572	$273	$1,547	$637
Selling, general, and administrative expenses	4,076	2,688	11,966	7,583
Total stock-based compensation expense	$4,648	$2,961	$13,513	$8,220
Dutch Bros Inc.| Form 10-Q | 25

As of September 30, 2025, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $34.3 million, which will be recognized as follows:

(in thousands)
Remainder of 2025	$4,947
2026	16,439
2027	10,655
2028	2,213
Total unrecognized stock-based compensation	$34,254
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
The following table summarizes the ownership interest in Dutch Bros OpCo¹:

	September 30, 2025
(units in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	127,031	71.6%
Dutch Bros OpCo Class A common units held by non-controlling interest holders	50,481	28.4%
Total Dutch Bros OpCo Class A common units outstanding	177,512	100.0%
_______________
1 Dutch Bros OpCo effected a recapitalization on February 7, 2025. For additional information, refer to NOTE 1 — Organization and Background.
Dutch Bros Inc.| Form 10-Q | 26

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income attributable to Dutch Bros Inc.	$17,495	$12,644	$58,472	$31,646
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax impacts	(122)	(762)	(466)	(234)
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of equity-based compensation	3,326	1,902	9,567	4,866
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(728)	(36)	(8,499)	1,831
Increase in additional paid-in capital as a result of the acquisition of Dutch Bros OpCo Class A common units	45	8	40,904	110,093
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$20,016	$13,756	$99,978	$148,202
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average ownership percentage of non-controlling interest holders	28.5%	35.8%	29.7%	43.7%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amounts paid to non-controlling interest holders	$—	$687	$6,867	$687
Dutch Bros Inc.| Form 10-Q | 27

NOTE 14 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A and Class D common stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net income	$27,283	$21,712	$88,120	$60,083
Less: Net income attributable to non-controlling interests	9,788	9,068	29,648	28,437
Net income attributable to Dutch Bros Inc.	$17,495	$12,644	$58,472	$31,646

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$17,495	$12,644	$58,472	$31,646

Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	126,986	113,819	124,751	99,756
Basic net income per share attributable to common stockholders ¹	$0.14	$0.11	$0.47	$0.32
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
Dutch Bros Inc.| Form 10-Q | 28

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$17,495	$12,644	$58,472	$31,646
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	22	22	76	50
Allocation of undistributed net income	$17,517	$12,666	$58,548	$31,696

Denominator:
Number of shares used in basic computation	126,986	113,819	124,751	99,756
Add: weighted-average effect of dilutive securities
RSAs	—	—	—	12
RSUs	393	433	453	302
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income per share ¹	127,379	114,252	125,204	100,070
Diluted net income per share attributable to common stockholders ¹	$0.14	$0.11	$0.47	$0.32
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
RSUs	264	160	203	481
PSUs	71	—	61	—
Total anti-dilutive securities	335	160	264	481
NOTE 15 — Commitments and Contingencies
Purchase Obligations
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used for the normal purchases of green coffee and not for speculative purposes. We do not enter into futures contracts or other derivative instruments related to our green coffee purchase commitments.
Dutch Bros Inc.| Form 10-Q | 29

Guarantees
We periodically provide guarantees to franchise partners for lease payments. As of September 30, 2025 and December 31, 2024, we had guaranteed approximately $7.9 million and $8.2 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of September 30, 2025, Dutch Bros Inc. recognized $825.8 million of liabilities related to its obligations under the TRAs. Refer to NOTE 11 — Income Taxes for additional information.
Dutch Bros Inc.| Form 10-Q | 30

NOTE 16 — Related Party Transactions
Related party transactions were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Distributions and TRA payments to Co-Founder and Sponsor ¹	$—	$687	$11,565	$687
Sales of Company Aircraft ²:
Sales price	—	869	—	9,545
Net book value	—	319	—	8,243
Gain on disposal of Aircraft	—	550	—	1,302
Donations to Dutch Bros Foundation	63	63	2,188	1,688
_______________
1 See NOTE 11 — Income Taxes and NOTE 13 — Non-Controlling Interests for further information.
2 In June 2024 and July 2024, respectively, we sold our airplane, and hangar and related equipment (collectively, the Aircraft), to the Co-Founder.
The Dutch Bros Foundation is a not-for-profit organization founded by our Company that provides philanthropy to local communities. Our Vice Chair, Chief Financial Officer, Chief People Officer, and Chief Legal Officer serve on the board of directors, our Vice Chair serves as the President, and our Chief Legal Officer serves as the Secretary-Treasurer.
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
No changes have been made to our segments during the three and nine months ended September 30, 2025. In addition, no customer represented 10% or more of total revenue for the three and nine months ended September 30, 2025 and 2024.
Dutch Bros Inc.| Form 10-Q | 31

Financial information for our reportable segments was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues
Company-operated shops	$392,833	$308,295	$1,099,754	$851,648
Franchising and other	30,751	29,917	94,795	86,581
Total revenues	423,584	338,212	1,194,549	938,229
Cost of sales
Company-operated shops
Beverage, food & packaging	101,875	78,060	279,722	216,923
Labor costs	108,098	85,144	298,807	230,807
Occupancy & other costs	66,696	50,693	180,607	136,466
Pre-opening costs	6,933	3,551	17,086	11,552
Franchising and other	5,061	7,221	20,265	23,704
Segment cost of sales[1]	288,663	224,669	796,487	619,452
Segment contribution
Company-operated shops	109,231	90,847	323,532	255,900
Franchising and other	25,690	22,696	74,530	62,877
Total segment contribution	$134,921	$113,543	$398,062	$318,777

Segment depreciation and amortization	(28,142)	(23,492)	(81,246)	(66,596)

Selling, general and administrative	(65,289)	(57,536)	(189,595)	(161,866)
Interest expense, net	(6,695)	(6,869)	(20,886)	(20,259)
Other income (expense), net	149	764	(1,852)	7,357
Income before income taxes	$34,944	$26,410	$104,483	$77,413
__________________
1 Segment cost of sales for this presentation excludes the impact of depreciation and amortization.
Dutch Bros Inc.| Form 10-Q | 32

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-Q | 33

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
Impact of Global Events
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Inflation, coupled with a rise in the U.S. unemployment rate, may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future may have less money available for discretionary purchases and may reduce or stop purchasing our products.
On a macro level, conditions, including changes in tariffs, tax laws, interest rates, inflation, geopolitical conflicts, and significant weather events (such as the 2025 wildfires in California), have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
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
Dutch Bros Inc.| Form 10-Q | 34

Results of Operations
As of September 30, 2025, we had 1,081 systemwide shops in 24 states, an increase of approximately 13.8% from the same period in the prior year. For the three months ended September 30, 2025, we generated $423.6 million of revenue, $27.3 million of net income, and $0.14 of income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

2025 vs 2024
Increase in total shops	13.8%
Increase in total quarter-to-date revenue	25.2%

Dutch Bros Inc.| Form 10-Q | 35

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Shop count, beginning of period
Company-operated	725	612	670	542
Franchised	318	300	312	289
Total shop count	1,043	912	982	831

Company-operated new openings	34	33	89	103
Franchised new openings	4	5	10	16

Shop count, end of period
Company-operated	759	645	759	645
Franchised	322	305	322	305
Total shop count	1,081	950	1,081	950

Systemwide AUV [1]	N/A	N/A	$2,081	$2,004
Company-operated shops AUV [1]	N/A	N/A	$2,023	$1,921

Systemwide same shop sales [2,3]	5.7%	2.7%	5.2%	5.2%
Ticket	1.0%	1.9%	2.3%	5.6%
Transactions	4.7%	0.8%	2.9%	(0.4)%
Company-operated same shop sales [2]	7.4%	4.0%	7.0%	6.3%
Ticket	0.6%	1.6%	2.0%	5.3%
Transactions	6.8%	2.4%	5.0%	1.0%

Systemwide sales [3]	$576,886	$478,765	$1,637,831	$1,342,750
Company-operated shops operating weeks [4]	9,645	8,212	27,566	23,195
Franchising shops operating weeks [4]	4,192	3,955	12,322	11,576

Dutch Rewards transactions as a percentage of total transactions [5]	71.8%	67.2%	71.7%	66.8%
Dutch Bros Inc.| Form 10-Q | 36

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	392,833	100.0	308,295	100.0	1,099,754	100.0	851,648	100.0
Company-operated shops gross profit	82,435	21.0	68,377	22.2	246,485	22.4	192,698	22.6
Company-operated shops contribution [6]	109,231	27.8	90,847	29.5	323,532	29.4	255,900	30.0
Selling, general, and administrative expenses	65,289	15.4	57,536	17.0	189,595	15.9	161,866	17.3
Adjusted selling, general, and administrative expenses [6]	57,639	13.6	50,268	14.9	169,845	14.2	138,321	14.7
Net income	27,283	6.4	21,712	6.4	88,120	7.4	60,083	6.4
Adjusted EBITDA [6]	78,003	18.4	63,762	18.9	229,912	19.2	181,461	19.3
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2025	2024	2025	2024
Systemwide shop base	876	716	794	641
Company-operated shops base	582	438	510	370
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
Dutch Bros Inc.| Form 10-Q | 37

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	392,833	100.0	308,295	100.0	1,099,754	100.0	851,648	100.0

Beverage, food, and packaging costs	101,875	25.9	78,060	25.3	279,722	25.4	216,923	25.5
Labor costs	108,098	27.5	85,144	27.6	298,807	27.2	230,807	27.1
Occupancy and other costs	66,696	17.0	50,693	16.4	180,607	16.4	136,466	16.0
Pre-opening costs	6,933	1.8	3,551	1.2	17,086	1.6	11,552	1.4
Depreciation and amortization	26,796	6.8	22,470	7.3	77,047	7.0	63,202	7.4
Company-operated shops costs and expenses	310,398	79.0	239,918	77.8	853,269	77.6	658,950	77.4
Company-operated shops gross profit	82,435	21.0	68,377	22.2	246,485	22.4	192,698	22.6
Company-operated shops contribution[1]	109,231	27.8	90,847	29.5	323,532	29.4	255,900	30.0
_________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Company-operated shops revenue	$392,833	$308,295	$84,538	27.4%	$1,099,754	$851,648	$248,106	29.1%
Three Months Ended September 30, 2025 v. 2024
Company-operated shops revenue increased $62.0 million from newly opened shops not yet in the comparable shop base and $22.5 million from a 7.4% increase in same shop sales.
Nine Months Ended September 30, 2025 v. 2024
Company-operated shops revenue increased $194.5 million from newly opened shops not yet in the comparable shop base and $53.6 million from a 7.0% increase in same shop sales.
Dutch Bros Inc.| Form 10-Q | 38

Beverage, Food, and Packaging Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Beverage, food and packaging costs	$101,875	$78,060	$23,815	30.5%	$279,722	$216,923	$62,799	28.9%
As a percentage of company-operated shops revenues	25.9%	25.3%	N/A	60 bps	25.4%	25.5%	N/A	(10) bps
Three Months Ended September 30, 2025 v. 2024
As a percentage of company-operated shops revenues, beverage, food and packaging costs increased by 60 basis points. This was primarily due to an increase in coffee costs of 70 basis points, partially offset by the impact of pricing on the comparable shop base.
Nine Months Ended September 30, 2025 v. 2024
As a percentage of company-operated shops revenues, beverage, food and packaging costs decreased by 10 basis points. This was primarily due to a 60 basis point impact of pricing on the comparable shop base, partially offset by an increase in coffee costs.
Labor Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Labor costs	$108,098	$85,144	$22,954	27.0%	$298,807	$230,807	$68,000	29.5%
As a percentage of company-operated shops revenues	27.5%	27.6%	N/A	(10) bps	27.2%	27.1%	N/A	10 bps
Three Months Ended September 30, 2025 v. 2024
As a percentage of company-operated shops revenues, labor costs decreased by 10 basis points primarily due to the impact of pricing and sales leverage, partially offset by increased wages.
Nine Months Ended September 30, 2025 v. 2024
As a percentage of company-operated shops revenues, labor costs increased by 10 basis points. This was primarily due to 80 basis points from increased wages partially offset by a decrease of 60 basis points from the impact of pricing.
Dutch Bros Inc.| Form 10-Q | 39

Occupancy and Other Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Occupancy and other costs	$66,696	$50,693	$16,003	31.6%	$180,607	$136,466	$44,141	32.3%
As a percentage of company-operated shops revenues	17.0%	16.4%	N/A	60 bps	16.4%	16.0%	N/A	40 bps
Three and Nine Months Ended September 30, 2025 v. 2024
As a percentage of company-operated shops revenues, occupancy and other costs increased by 60 basis points and 40 basis points for the three and nine months ended September 30, 2025, respectively. These increases were primarily due to the impact of occupancy rates from new shops as we shift our lease types to a greater proportion of build-to-suit lease agreements.
Pre-opening Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Pre-opening costs	$6,933	$3,551	$3,382	95.2%	$17,086	$11,552	$5,534	47.9%
As a percentage of company-operated shops revenues	1.8%	1.2%	N/A	60 bps	1.6%	1.4%	N/A	20 bps
New company-operated shops opened	34	33	1	3.0%	89	103	(14)	(13.6)%
Pre-opening costs per new company-operated shop	$204	$108	$95	88.0%	$192	$112	$80	71.4%
Three and Nine Months Ended September 30, 2025 v. 2024
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops, in the three and nine months ended September 30, 2025 as compared to the same period in 2024.
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Depreciation and amortization	$26,796	$22,470	$4,326	19.3%	$77,047	$63,202	$13,845	21.9%
As a percentage of company-operated shops revenues	6.8%	7.3%	N/A	(50) bps	7.0%	7.4%	N/A	(40) bps
Three and Nine Months Ended September 30, 2025 v. 2024
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period.
Dutch Bros Inc.| Form 10-Q | 40

Company-operated Shops Gross Profit and Contribution1

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Company-operated shops gross profit	$82,435	$68,377	$14,058	20.6%	$246,485	$192,698	$53,787	27.9%
As a percentage of company-operated shops revenues	21.0%	22.2%	N/A	(120) bps	22.4%	22.6%	N/A	(20) bps
Company-operated shops contribution [1]	$109,231	$90,847	$18,384	20.2%	$323,532	$255,900	$67,632	26.4%
As a percentage of company-operated shops revenues	27.8%	29.5%	N/A	(170) bps	29.4%	30.0%	N/A	(60) bps
_______________________
1    Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Three and Nine Months Ended September 30, 2025 v. 2024
The company-operated shops gross profit margin decreased by 120 basis points and 20 basis points for the three and nine months ended September 30, 2025, respectively. This was primarily driven by increased coffee costs and labor costs partially offset by leverage from increased sales in the comparable shop base.
Franchising and Other Segment Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Franchising and other revenue	$30,751	$29,917	$834	2.8%	$94,795	$86,581	$8,214	9.5%
Franchising and other gross profit	$24,344	$21,674	$2,670	12.3%	$70,331	$59,483	$10,848	18.2%
As a percentage of franchising and other revenue	79.2%	72.4%	N/A	680 bps	74.2%	68.7%	N/A	550 bps
Three and Nine Months Ended September 30, 2025 v. 2024
The franchising and other gross profit increases for the three and nine months ended September 30, 2025 were primarily driven by products sold to franchisees (net of costs and adjustments), royalties and marketing fees generated from higher franchise partner sales.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Selling, General, and Administrative	$65,289	$57,536	$7,753	13.5%	$189,595	$161,866	$27,729	17.1%
As a percentage of total revenues	15.4%	17.0%	N/A	(160) bps	15.9%	17.3%	N/A	(140) bps
Dutch Bros Inc.| Form 10-Q | 41

Three Months Ended September 30, 2025 v. 2024
The selling, general, and administrative increase of approximately $7.8 million was primarily driven by increased expenses of $5.8 million consisting of investments in human capital to support our revenue growth along with higher performance-based compensation and $1.4 million of higher equity-based compensation. These increases were partially offset by lower realignment and restructuring charges of $1.5 million, as the 2024 realignment program was larger in scope.
Nine Months Ended September 30, 2025 v. 2024
The selling, general, and administrative increase of approximately $27.7 million was primarily driven by increased expenses of $21.2 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; an increase of $9.5 million related to professional fees and technology services to support our growing business; $4.4 million of higher equity-based compensation; and $2.0 million of increased donations to the Dutch Bros Foundation. These increases were partially offset by lower realignment and restructuring charges of $7.9 million and lower nonrecurring equity offering expenses of $1.5 million.
Other Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Interest expense on finance leases	$(5,896)	$(5,541)	$(355)	6.4%	$(17,234)	$(16,499)	$(735)	4.5%
Other interest expense, net	(799)	(1,328)	529	(39.8)%	(3,652)	(3,760)	108	(2.9)%
Interest expense, net	$(6,695)	$(6,869)	$174	(2.5)%	$(20,886)	$(20,259)	$(627)	3.1%
Other income (expense), net	149	764	(615)	(80.5)%	(1,852)	7,357	(9,209)	N/M
Total other expense	$(6,546)	$(6,105)	$(441)	7.2%	$(22,738)	$(12,902)	$(9,836)	76.2%
Three Months Ended September 30, 2025 v. 2024
The decrease in other income (expense), net was primarily driven by a non-recurring prior year gain on sale of the Company hangar and related equipment to our Co-Founder.
Nine Months Ended September 30, 2025 v. 2024
The decrease in other income (expense), net was primarily driven by remeasurement gains in the prior year related to the TRAs liability, expenses associated with our credit facility refinance in May 2025 (see NOTE 9 — Debt for additional details), and a prior year non-recurring gain on sale of the Company airplane, hangar and related equipment to our Co-Founder.
Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Income tax expense	$7,661	$4,698	$2,963	63.1%	$16,363	$17,330	$(967)	(5.6)%
Effective tax rate	21.9%	17.8%	N/A	N/A	15.7%	22.4%	N/A	N/A
Three Months Ended September 30, 2025 v. 2024
The increase in the effective tax rate to 21.9% from 17.8% in the same period in 2024 is primarily due to an increase in valuation allowance related to the realizability of our charitable contributions carryforward.
See NOTE 11 — Income Taxes for additional details.
Dutch Bros Inc.| Form 10-Q | 42

Nine Months Ended September 30, 2025 v. 2024
The decrease in the effective tax rate to 15.7% from 22.4% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as the impact of changes in state rates and apportionment on deferred taxes.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. This legislation was enacted during the third quarter of 2025, resulting in an increase to our valuation allowance related to the realizability of our charitable contributions carryforward. Other than the permanent extension of bonus depreciation provisions in the OBBBA, which will lower future cash distributions to our Dutch Bros OpCo owners, we do not expect the effects of this legislation to have a material impact on the Company’s financial results.
See NOTE 11 — Income Taxes for additional details.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $267.2 million and $293.4 million as of September 30, 2025 and December 31, 2024, respectively.
For the nine months ended September 30, 2025, our principal sources of liquidity were cash flows from operations and the refinancing of our credit facility. Our principal uses of liquidity for the nine months ended September 30, 2025 were to payoff our prior credit facility, fund our new shop builds and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025 v. 2024
Net cash provided by operating activities	$215,906	$184,195	$31,711	17.2%
Net cash used in investing activities	(169,936)	(169,363)	(573)	0.3
Net cash provided by (used in) financing activities	(72,129)	132,757	(204,886)	(154.3)%
Net increase (decrease) in cash and cash equivalents	$(26,159)	$147,589	$(173,748)	(117.7)%
Cash and cash equivalents at beginning of period	293,354	133,545	159,809	119.7
Cash and cash equivalents at end of period	$267,195	$281,134	$(13,939)	(5.0)%
Operating Activities
The increase in operating activities cash flows was primarily driven by higher net income as a result of year-over-year sales growth and leverage of selling, general and administrative costs.
Investing Activities
The slight increase in investing activities cash outflows was primarily driven by lower investment in capital expenditures due to fewer new company-operated shops openings in the current period compared to the same period in the prior year, partially offset by lower proceeds from disposal of fixed assets.
Financing Activities
The decrease in financing activities cash flows was primarily driven by the net payoff of our 2022 Credit Facility, partially offset by proceeds from our 2025 Credit Facility.
Dutch Bros Inc.| Form 10-Q | 43

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
As of September 30, 2025, cash requirements for the following items have materially changed from our 2024 Form 10-K:
•Operating lease liabilities — increased approximately $195 million from newly commenced leases.
•Debt obligations — decreased approximately $36 million on a net basis primarily due to the payoff of our 2022 Credit Facility, partially offset by proceeds from the 2025 Credit Facility.
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
Interest Rate Swap Contract
We have an interest rate swap with JPMorgan Chase Bank, N.A. As of September 30, 2025, the interest rate swap had a notional amount of approximately $60 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the notional amount. The interest rate swap matures on February 28, 2027.
The amendment to our credit facility had no impact on our interest rate swap contract.
Dutch Bros Inc.| Form 10-Q | 44

See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instruments for additional details related to our 2025 Credit Facility and interest rate swap contract.
Organizational Realignment and Restructurings
We expect to recognize additional costs associated with our May 2025 back-office streamlining and restructuring program of approximately $8.5 million, including cash expenditures for (i) employee-related costs and (ii) other costs, including consulting costs.
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
Dutch Bros Inc.| Form 10-Q | 45

Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation, expenses associated with equity offerings, expenses associated with credit facility refinancing, executives transitions costs, (gain) loss on the remeasurement of the liability related to the TRAs, sale of Aircraft, and organization realignment and restructurings costs.
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
Sale of Aircraft
Gain impact related to the sale of the Company airplane, hangar and related equipment to our Co-Founder.
Dutch Bros Inc.| Form 10-Q | 46

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
The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops gross profit	82,435	21.0	68,377	22.2	246,485	22.4	192,698	22.6
Depreciation and amortization	26,796	6.8	22,470	7.3	77,047	7.0	63,202	7.4
Company-operated shops contribution	109,231	27.8	90,847	29.5	323,532	29.4	255,900	30.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Franchising and other gross profit	24,344	79.1	21,674	72.5	70,331	74.2	59,483	68.7
Depreciation and amortization	1,346	4.4	1,022	3.4	4,199	4.4	3,394	3.9
Franchising and other contribution	25,690	83.5	22,696	75.9	74,530	78.6	62,877	72.6
Dutch Bros Inc.| Form 10-Q | 47

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income	27,283	6.4	21,712	6.4	88,120	7.4	60,083	6.4
Depreciation and amortization	29,066	6.9	23,881	7.1	83,389	7.0	67,484	7.2
Interest expense, net	6,695	1.6	6,869	2.0	20,886	1.7	20,259	2.2
Income tax expense	7,661	1.8	4,698	1.4	16,363	1.4	17,330	1.8
EBITDA	70,705	16.7	57,160	16.9	208,758	17.5	165,156	17.6
Equity-based compensation	4,648	1.1	2,961	0.9	13,513	1.1	8,220	0.8
Expenses associated with equity offerings	—	—	—	—	—	—	1,489	0.2
Expenses associated with 2022 credit facility refinancing	—	—	—	—	2,000	0.2	—	—
Executive transitions	—	—	—	—	—	—	75	—
TRAs remeasurement	—	—	—	—	—	—	(5,687)	(0.6)
Sale of Aircraft	—	—	(550)	(0.2)	—	—	(1,302)	(0.1)
Organization realignment and restructurings:
Consulting					—	—	—	—
Employee-related costs	2,484	0.6	3,998	1.2	5,227	0.4	13,287	1.4
Other costs	166	—	193	0.1	414	—	223	—
Total organization realignment and restructurings	2,650	0.6	4,191	1.3	5,641	0.4	13,510	1.4
Adjusted EBITDA	78,003	18.4	63,762	18.9	229,912	19.2	181,461	19.3

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative	65,289	15.4	57,536	17.0	189,595	15.9	161,866	17.3
Depreciation and amortization	(924)	(0.2)	(389)	—	(2,143)	(0.2)	(888)	(0.2)
Equity-based compensation	(4,076)	(1.0)	(2,688)	(0.8)	(11,966)	(1.1)	(7,583)	(0.8)
Expenses associated with equity offerings	—	—	—	—	—	—	(1,489)	(0.2)
Executives transition	—	—	—	—	—	—	(75)	—
Organization realignment and restructurings:
Employee-related costs	(2,484)	(0.6)	(3,998)	(1.2)	(5,227)	(0.4)	(13,287)	(1.4)
Other costs	(166)	—	(193)	(0.1)	(414)	—	(223)	—
Total organization realignment and restructurings	(2,650)	(0.6)	(4,191)	(1.3)	(5,641)	(0.4)	(13,510)	(1.4)
Adjusted selling, general, and administrative	57,639	13.6	50,268	14.9	169,845	14.2	138,321	14.7
Dutch Bros Inc.| Form 10-Q | 48

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. Additionally, several other states that we operate in have increased their minimum wage requirements in 2025. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of September 30, 2025, we employed approximately 21,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2025 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of September 30, 2025, we had $50.0 million in revolving loans outstanding, and $149.1 million was outstanding on our term loan facility. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of September 30, 2025 would result in an increase in our annual interest expense of approximately $2.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 49

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 50

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
ITEM 1A. RISK FACTORS
Except for the items noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2024 Form 10-K. The risk factors described in our 2024 Form 10-K, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially and adversely affect our business, financial condition and results of operations, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our Class A common stock.
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.
Substantial new U.S. tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.
Current or future tariffs or other restrictive trade measures may significantly raise the costs of our imported green coffee beans and other goods, which may adversely impact our product offerings, operational expenses, and construction costs. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand, and damage customer relationships. Our suppliers and distribution channels are also affected by the current trade environment, and we and they may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key suppliers, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to supply our shops with sufficient products or supply products on expected timelines, or if any price increases are poorly received by customers. In addition, evolving trade policies, including tariffs and trade restrictions, may decrease consumer discretionary spending and result in decreased demand for our products.
Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also necessitate pricing actions and result in a negative impact on customer demand for our products, limit expansion opportunities, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty may contribute to volatility in the price of our Class A common stock.
Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our suppliers and distributors, including decisions regarding hiring, product strategy, capital investment, supply chain design, and geographic expansion.
Dutch Bros Inc.| Form 10-Q | 51

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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in the food supply by the end of 2026. The Food and Drug Administration continues to develop a revised post-market food chemical review program. Furthermore, an increasing number of states have proposed or enacted laws prohibiting or limiting the use of certain food and color additives and state enforcement actions and investigations into their use are underway. Should such regulatory change affect the ingredients currently used in our products and we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Dutch Bros Inc.| Form 10-Q | 52

We may be unable to identify all potential allergens present in our products at the time of purchase, whether they were introduced by us or by our third party vendors. This could result in the inability of some customers to purchase our products, or could result in negative health consequences for individuals sensitive to such allergens who choose to purchase our products regardless. A potentially serious allergic reaction to our products may result in negative public perception and could harm our business and results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	15,159	$67.10	N/A	N/A
August 1 - 31, 2025	—	—	—	—
September 1 - 30, 2025	—	—	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Unregistered Sales of Equity Securities
On August 28, 2025, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of Dutch Bros Inc.’s Class A common stock via exchange of 67,500 Dutch Bros OpCo Class A common units (and corresponding cancellation of the same number of shares of Class C common stock) held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and we received no proceeds.
Additionally, during the three months ended March 31, 2025, pursuant to Section 3(a)(9) of the Securities Act, we made unregistered issuances of Dutch Bros Inc.’s Class A common stock via exchange of an aggregate total of 1,196,703 Dutch Bros OpCo Class A common units (and corresponding cancellation of the same number of shares of Class C common stock) held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and we received no proceeds.
Dutch Bros Inc.| Form 10-Q | 53

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On August 11, 2025, Christine Barone, our Chief Executive Officer and President, adopted a Rule 10b5-1 trading arrangement (the Trading Plan), providing for the sale of up to 42,031 shares of our Class A common stock. The Trading Plan’s expiration date is July 31, 2026. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Dutch Bros Inc.| Form 10-Q | 54

ITEM 6. EXHIBITS
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant	S-1	333-258988	3.4	August 20, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-258988	4.1	September 13, 2021
10.1†	Employee Non-Competition, Non-Solicitation of Employees, Confidential Information and Inventions Assignment Agreement, dated as of July 30, 2025, by and between, the Company and Christine Barone					X
10.2†	Employee Non-Competition, Non-Solicitation of Employees, Confidential Information and Inventions Assignment Agreement, dated as of August 6, 2025, by and between, the Company and Joshua Guenser					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________
† Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-Q | 55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

November 5, 2025	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

November 5, 2025	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial Officer)

November 5, 2025	By:	/s/ Nicholas Daddario
Date		Nicholas Daddario
Chief Accounting Officer
(Principal Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 56