Form 10-K
period 2025-12-31
Dutch Bros Inc.
filed 2026-02-13
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $8.5 billion, computed using the closing price on that day of $68.37.
As of February 6, 2026, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	127,054,187
Class B common stock	35,210,946
Class C common stock	2,279,846

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Dutch Bros Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

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

TERM	DEFINITION
2022 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the consolidated financial statements, included elsewhere in this Form 10-K
2025 Credit Facility	Has the meaning set forth in NOTE 9 — Debt to the consolidated financial statements, included elsewhere in this Form 10-K
AI	Artificial intelligence
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
AUV	Average Unit Volume; determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops that have been open a minimum of 15 months.
Blocker Companies	TSG7 A AIV VI Holdings, LLC and DG Coinvestor Blocker, LLC
BPS or bps	Basis points which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent.
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma and affiliated entities over which he maintains voting control.
Continuing Members	The Co-Founder and the Sponsor and any of their assignees or successors pursuant to the terms of the Exchange Tax Receivable Agreement or OpCo LLC Agreement
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”.
EBITDAR	Earnings before interest, taxes, depreciation, amortization, and rent costs
ESG	Environmental, social, and corporate governance
Exchange Tax Receivable Agreement	The Exchange Tax Receivable Agreement among the Company and the Continuing Members entered into in connection with reorganization transactions prior to the IPO.
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
MOB	A group of master broistas who travel to help open new locations and markets. They train new broistas on operations and infuse them with the culture of Dutch Bros.
N/M	A not meaningful percentage.
OpCo LLC Agreement	The Fifth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo.
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the OpCo LLC Agreement, collectively.
Pre-IPO Blocker Holders	TSG7 A AIV VI Holdings-A, L.P. and DG Coinvestor Blocker Aggregator, L.P. or their assignees or successors pursuant to the terms of that certain Reorganization Tax Receivable Agreement.
PSU	Performance-Based Stock Units
QSR	Quick Service Restaurant
Dutch Bros Inc.| Form 10-K | 1

GLOSSARY

TERM	DEFINITION
Reorganization Tax Receivable Agreement	The Reorganization Tax Receivable Agreement among the Company and the Pre-IPO Blocker Holders entered into in connection with the reorganization transactions prior to the IPO.
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
Same Shop Sales	The estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period.
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates.
Tax Receivable Agreements and TRAs	The Reorganization Tax Receivable Agreement, and the Exchange Tax Receivable Agreement entered into in connection with reorganization transactions prior to the IPO.
TSR	Relative Total Shareholder Return
Western United States	The collection of states including Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.
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
Dutch Bros Inc.| Form 10-K | 2

Forward-Looking Statements
Certain statements in this Form 10-K, including statements regarding our expectations regarding our growth and the number of new shops we may open, the impact of new and ongoing initiatives, including Dutch Rewards, order ahead, hot food and consumer packaged goods, consumer demand, the impact of inflation, increased minimum wages, and general macroeconomic conditions on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, and new and evolving legislative and regulatory requirements, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.
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
As of December 31, 2025, we had 1,136 shops, of which 811 were company-operated and 325 were franchise, across 25 states as shown in the graphic below. For additional information regarding company-operated and franchise shops by state, refer to Part I, Item 2 Properties of this Form 10-K.

Shops by State

73
157
44
1
38
33
61
224
17
16
3
10
4
12
95
17
24
35
1
1
227
3
8
5
27

Dutch Bros Inc.| Form 10-K | 4

The Dutch Bros Experience

S|$2.15 M|$2.65 L|$3.65
AMERICANO
PRIVATE RESERVE ESPRESSO
CAL S:0 M:0 L:0
BLENDED
FROST
JR. MAFIA
GOODIES

Dutch Bros is more than just the products we serve: we are dedicated to making differences in the lives of our employees, customers, and the communities in which we operate. Our people are the key to our success and our broistas are the face of Dutch Bros, delivering on our core values of SPEED, QUALITY, and SERVICE.

•SPEED: Our drive-thru and walk-up windows enable us to rapidly serve our customers. In 2024, we launched order ahead functionality to elevate throughput and enhance convenience.
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
Our Menu
We sell a wide range of customizable hot, iced, and blended beverages, as well as certain food offerings.
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
•Energy: ~25%1 of our menu mix is based upon our proprietary Dutch Bros Rebel® energy drink, which is highly customizable with flavors and modifiers and can be served blended or over ice. Our energy platform helps us appeal to a diverse customer base.
•Refreshments and Other: the remaining ~25%1 of our menu mix is a wide variety of teas, lemonades, smoothies, and sodas offering caffeine-lite and caffeine-free beverages that can be enjoyed across all dayparts and by customers of all ages. We also offer a select variety of food options.
_________________
1    Based on percentage of total sales in 2025.
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

Our Dutch Rewards Loyalty Program
Dutch Rewards is our app-based digital loyalty program. In 2025, approximately 72% of all transactions were attributable to Dutch Rewards members, up from approximately 68% in 2024.

Dutch Rewards uses a spend-based model, where customers collect points that can be redeemed for rewards. These rewards can be utilized to receive free drinks or shared with others. Points and rewards generally expire after six months.

We offer members the ability to preload funds on their account and pay through our app, a function we call Dutch Pass. In addition to being convenient for customers, Dutch Pass enables us to increase our speed of service by reducing the payment collection time. Our Dutch Pass functionality also allows users to purchase and share gift cards, providing more customers the opportunity to share in the Dutch Bros experience.

We utilize Dutch Rewards to communicate and interact directly with our customers and drive transactions. We see an opportunity to continue enhancing the sophistication of our segmentation and targeting efforts, using consumer insights to drive behaviors that we expect will create lasting value. We intend to continue investing in consumer insights and moving toward more segmented marketing to offer targeted messaging, offers, and rewards that enhance the Dutch Bros experience at an attractive return on investment.

Order Ahead
In 2024, we launched order ahead functionality within our Dutch Rewards app. Customers can either choose to park and pick-up at our walk-up window or pick-up their order in our drive thru. To date, many customers have chosen to utilize the pick-up feature, which we believe has considerable capacity. Whether customers choose our drive thru or walk-up window, their drink is personally delivered with a friendly interaction from a broista, which we believe helps maintain and strengthen service and connection as competitive differentiators.
Our order ahead system interacts with our existing point-of-sale and kitchen display system, easing integration with our operations. We believe our shops are well situated for order ahead, with multiple beverage production bars and escape lanes and pick-up windows at many of our shops. We have the ability to throttle production at peak times to help ensure smooth operations.
Dutch Bros Inc.| Form 10-K | 6

Order ahead provides enhanced convenience to our customers, allowing for orders to be placed in advance of customers arriving at a shop and offering an alternative to waiting in line. Compared to our peers in the beverage industry, we have an opportunity to drive transactions in the morning daypart. Order ahead may present an opportunity to appeal to a broader range of customers who may be time-constrained in the morning and have not previously considered Dutch Bros as part of their morning routine.
Our Shops
Speed is core to what we do at Dutch Bros. We primarily utilize a drive-thru model: approximately 85% of our business is conducted through the drive-thru with the remaining 15% conducted at our walk-up windows. The vast majority of our shops do not have lobbies with customer seating areas. We believe our business model places a premium on customer convenience without sacrificing the personal experience. Our shops and our real estate strategy are designed from the ground up to support this drive-thru centric business.
Although our shops typically have a smaller overall footprint than competitors drive-thru formats, essentially all of our square footage is used to support the production of beverages. We typically target lots that are at least 25,000 square feet to handle substantial car volume. Except for a handful of legacy “coffee houses,” which do have lobby areas, our shops are designed to enable customers to drive-thru or walk-up and enjoy their beverage off premises. Most of our shops feature either a single or double drive-thru window with multiple feeder lanes for traffic flow and a walk-up window.

Legacy Configuration	Current Configuration	Endcap Configuration

Size: ~500 square feet	Size: ~800-1,000 square feet	Size: ~1,000-1,200 square feet

Geographies: Legacy West Coast	Geographies: Widespread	Geographies: Select Locations

Characteristics: May have drive-thru lanes on both sides of the building; walk-up window optional; no lobby; storage outbuilding may be needed.	Characteristics: Multiple drive-thru lanes served by one window; ample car stacking and circulation, escape lane likely; walk-up window standard; no lobby.	Characteristics: Attached to the end of a strip center or purpose built with co-tenants; may have lobby with walk-up window, but no seating.
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
Since 2017, our focus has been a company-operated strategy with all operators recruited from within our organization. While we maintain great relationships with our existing franchise partners and they continue to open new shops as they look to infill their high-demand markets, we anticipate that the majority of new shops we open each year going forward will continue to be company-operated shops.
Our Growth Strategies
We are a high-growth company with considerable whitespace and opportunities. We will continue expanding our business to positively impact our communities through the following growth strategies:

Grow Our People: Scale Our Culture

•Recruit, develop, and retain great people

•Provide robust internal training and career advancement programs, which help develop a high-quality talent pool of candidates seeking larger roles within the Company

•Target 100% internal promotion for regional operators from a list of approximately 475 qualified candidates with an average tenure of more than 7.5 years

•Invest in our leadership team to support operations and drive strategy
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

Grow Our Shop Base: Execute On Our Large Whitespace

•Open new shops with superior financial returns

•Target a “mid-teens” annual new shop growth rate

•Invest in our shop development teams so they can utilize new data sources, analytic techniques, and tighter underwriting standards

•Utilize a refined real estate strategy that balances infill penetration and pacing to support new shop productivity as we grow in new markets

Grow Transactions: Develop Sales Layers

•Innovation - assume an innovation leadership position within the beverage industry, keeping the brand fresh and encouraging trial and frequency

•Paid Media - build brand awareness in new and existing markets through enhanced messaging and elevated spending

•Dutch Rewards - increase sophistication of our segmentation and offers to drive more effective communication and higher frequency

•Order Ahead - offer greater convenience, widen our addressable customer set, and seek to drive frequency, especially in the morning daypart where customers may have greater time constraints

•Food - expand food offering in 2026 to better address customer needs in the critical morning daypart. We aim to capture beverage occasions with potential customers who desire breakfast with their morning beverage and choose options other than Dutch Bros currently

•Throughput - make strategic labor deployment decisions to drive a consistent and elevated customer experience

Grow Margins: Deliver Long-term Margin Expansion

•Continue targeting company-operated contribution margins of ~30%, supporting quick capital paybacks and funding future shop growth

•Seek opportunities to continue to reinforce our shop-level P&L through operational improvements, which will enable us to continue investing to maintain our competitive advantages

•Continue targeting and achieving Adjusted SG&A leverage through strong revenue growth and smart investments
Operations
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
We designed our supply chain to be flexible in response to changes in the market. On average, we typically have approximately three months of green coffee bean inventory stored at our two ports of entry in the United States or at our roasting facilities. In the event of a supply disruption in any one of our production origins, we have identified alternate coffee beans with substantially similar flavor profiles that can be sourced and incorporated to produce our blend.
In 2024, we opened a new roasting facility in Melissa, Texas. This facility increases the resilience of our supply chain and we expect this to reduce transportation costs as we expand company-operated shops eastward within the United States.
Sourcing and Supply Chain
In addition to coffee purchases, we also source dairy, syrups, packaging, Dutch Bros Rebel energy drink, and other items. We strive to have multiple sources for our key commodities, including dairy, to provide stability. As we grow eastward, we are continuing to adjust our supplier and distribution network to find partners more centrally located to our expanding shop base while continuing to evaluate our current market partnerships to ensure that they can grow and scale in accordance with our future plans. Strategically, our Supply Chain team is recalibrating its innovation-to-implementation pipeline, aiming to add more process capabilities while remaining nimble for increased product innovation at scale.
Dutch Bros Inc.| Form 10-K | 10

We also manufacture our own proprietary Dutch Bros Rebel energy drink via a co-bottling and co-packaging relationship. Neither our Dutch Bros Rebel energy drink, nor our syrups, contain high-fructose corn syrup, as we use pure cane sugar as a sweetener for our non-sugar free offerings.
In 2023, we began rolling out tap systems and distributing our Dutch Bros Rebel energy drink via a “bag in a box” system for use in shop beverage taps, with the goal of helping us reduce our dependence on aluminum cans. In 2025, all new company-operated shops had tap machines installed, and we continue to test and explore additional solutions for retrofits and installations. As we scale, we remain committed to reducing our footprint related to beverage dispensing and continue to look for opportunities to mitigate our impact on the environment.

Quality, Health, and Safety
We and our franchise partners strive to maintain a safe, healthy environment at each shop through the careful training and supervision of personnel and by following rigorous quality standards. Both company operated and franchise shops receive quality assurance inspections on a regular cadence. As part of our people-first culture, the health and safety of our customers and employees are our highest priority.
Our commitment to beverage and food safety is strengthened through the direct relationships among our supply chain, culinary research and development, food safety, and operations teams. We collaborate with our supply chain partners on material decisions regarding ingredients and process changes to ensure our final customer-facing product meets our standards of approval. We examine new and existing suppliers’ food safety and quality records through compliance assessments, and we reserve the right to conduct spot-checks, onsite audits, and verify insurance coverage. We believe that our established requirement for franchise partners to purchase supplies and equipment from approved vendors further enhances safety and quality within our system.
Furthermore, as part of our broista onboarding process, new hires are taken through our “broista manifesto” which includes food safety training. Before working a shift on their own, broistas must pass our “flow check” test, which ensures they can make every drink to our high standards. We have recently strengthened and improved our food safety training to include programs and practices that address the expected wider rollout of our food program.
Our supply chain risk model stretches beyond food safety and quality assurance practices. Products are evaluated for risk on the basis of other numerous factors, including price volatility, supply continuity, and sustainability.
People
Our people are the heart of our mission and the foundation of our success. We strive to build meaningful relationships with our employees, who are key members of the communities we love and serve. We attract individuals who love growth, thrive in unique and fun environments, and radiate positivity. With a love for life, a natural ability to connect with others in any circumstance, and a genuine smile, our team members embody everything that makes Dutch Bros special. As of December 31, 2025, we and our franchise partners have approximately 32,000 employees, of which approximately 23,000 employees are in our company-operated shops and headquarters.
Sharing the Dutch Luv
We are committed to sharing the Dutch Luv at our headquarters, at the window, and in our communities, cultivating an inclusive environment of love, acceptance, and kindness. Our commitment strives to ensure all customers, crews, and communities are welcomed, honored, and loved.
Dutch Bros Inc.| Form 10-K | 11

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
Broista Training
•3 days of “Manifesto” Training: cultural immersion, history, and fundamental knowledge
•7 shifts of on-the-job positional training
•Review of Manifesto, field guide, and employee handbook, and have proficiency tests twice per year
Dutch Bros Inc.| Form 10-K | 12

Compelling Future Pathways
We exclusively source regional operators, who we view as the linchpins of our field organization and lead between 3-7 shops at scale, from within our organization. For our continued growth, it is critical that we consistently train and develop new leaders. Our leadership development program, branded “LEAD” outlines shop growth opportunities at all levels of the organization and furthers our philosophy of hiring and developing leaders from within. This program provides ample opportunities for our shop broistas to create their own compelling future pathway, which can be a mix of Path A and B, to reach their potential goals.

Broista
ê
Shift Lead
	í		î
Path A: Shop Level Operations				Path B: Shop Opening Team

Shop Lead
Master of Broistas (MOB)
Manager
Lead MOB
Regional Manager

	î		í
Regional Operator
This leadership program develops a pipeline of home-grown talent, which we believe will be sufficient for our new shop growth over the next several years.
Philanthropy
Since our inception, we have been dedicated to giving back to the communities in which we serve, and we consider our brand to be a powerful platform for social impact. Our philanthropic efforts support local and national causes as well as the farmers, families and communities where our coffee beans grow. A culture of philanthropy and giving back to build better communities permeates the entire Dutch Bros organization, energizing our broistas and customers alike.
In partnership with the Dutch Bros Foundation (the Foundation) and our franchise partners, we host company-wide giveback days each year. The Foundation is a not-for-profit organization founded by Dutch Bros that supports our philanthropic efforts, making impactful contributions to causes across the country.
Dutch Bros Inc.| Form 10-K | 13

“Dutch Luv”	“Drink One for Dane”	“Buck for Kids”
In February, we hosted a giveback day in support of local organizations working to fight food insecurity in our communities.	In May, in honor of our co-founder Dane Boersma, we hosted a fundraising event to support the Muscular Dystrophy Association to find a cause and cure for ALS, or Lou Gehrig’s disease.	In September, we hosted a giveback day in support of local nonprofit organizations helping create brighter futures for local kids.

2025 Donations
More than $1.0 million	$1.0 million	More than $1.2 million
Additionally, our operators and franchise partners are empowered to host local, shop-specific giveback days throughout the year that help support and build relationships within the communities they serve. In 2025, our local giveback days resulted in over $1.5 million donated to approximately 180 local organizations.
Competition
The beverage industry is highly competitive and fragmented, and our shops compete on a variety of factors, including convenience, taste, price, quality, service, labor, and location. We believe our primary competitors include national and regional coffee chains, local specialty coffee shops, regional drive-thru beverage chains, and drive-thru quick service restaurants. Our competitors operate company-operated, franchised, and mixed business models. In addition, we also compete with convenience stores.
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
Dutch Bros Inc.| Form 10-K | 14

Government Regulation and Environmental Matters
We are subject to extensive federal, state, local, and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building, and zoning regulations, employment regulations, laws and regulations related to our licensed operations, and environmental reporting requirements. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with these laws and regulations are high, are likely to increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See "Risk Related to Regulation and Litigation" in Item 1A, Risk Factors for more information.
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
Information About our Executive Officers
The executive officers of Dutch Bros Inc. as of the filing of this Form 10-K, are as follows:

Travis Boersma, 55	Co-founder and Executive Chairman of the Board
Mr. Boersma is our Co-Founder and has served as our Executive Chairman since August 2021 and as the Executive Chairman of Dutch Bros OpCo since February 2021. Prior to serving as our Executive Chairman, he served as the Chief Executive Officer of Dutch Bros OpCo from February 2019 to February 2021. Mr. Boersma has led us as Co-Founder since 1992. Mr. Boersma attended Southern Oregon University.

Christine Barone, 52	Chief Executive Officer and President
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

Joshua Guenser, 47	Chief Financial Officer
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
Dutch Bros Inc.| Form 10-K | 15

Tana Davila, 43	Chief Marketing Officer
Ms. Davila has served as our Chief Marketing Officer since June 2023. Prior to joining Dutch Bros, she served as Chief Marketing Officer at CKE Restaurants, Inc., a quick service restaurant group, from September 2022 to June 2023. Prior to that, she served in various roles at PF Chang’s China Bistro Inc., a casual dining restaurant chain, including most recently as Chief Marketing Officer from September 2019 to August 2022, as Senior Vice President – Marketing from January 2019 to September 2019, and as Vice President – Marketing and Brand Development from November 2017 to January 2019. Ms. Davila has served on the board of directors of El Pollo Loco (NASDAQ:LOCO) since January 2026. Ms. Davila is a Fulbright Scholar and holds a B.A. in International Studies and German from Washington University in St. Louis, a J.D. from Seton Hall University, and an M.B.A. from Emory University.

Victoria Tullett, 58	Chief Legal Officer
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
Senior Leadership Team
Along with our executive officers, other members of our senior leadership team include:

Brian Cahoe	Chief Development Officer
Mr. Cahoe has served as our Chief Development Officer since February 2025. Responsible for overseeing the Company’s new shop growth and development strategy, he brings nearly 25 years of experience in the quick service restaurant industry. Prior to joining Dutch Bros, he most recently served as Chief Development Officer for KFC U.S. at Yum! Brands (NYSE: YUM). He holds a B.S. in Industrial Engineering from the University of Louisville, and an M.B.A. from Bellarmine University.

Jess Elmquist	Chief People Officer
Mr. Elmquist has served as our Chief People Officer since January 2024. He has nearly 30 years of experience leading people in founder-led and high growth companies. Before joining the Company, Mr. Elmquist served as Chief Human Resources Officer and Chief Evangelist for Phenom, a global HR technology company. Mr. Elmquist also served in various leadership roles at Life Time, most recently as Chief Learning Officer, and EVP of Human Capital. He holds a B.A. in Education from Bethel University and an M.A. in Organizational Psychology and Change Leadership from Columbia University

Venki Krishnababu	Chief Technology and Information Officer
Mr. Krishnababu has served as our Chief Technology and Information Officer since December 2024. He has nearly 30 years of experience leading transformational, enterprise-shaping tech strategies in the health care and global retail sectors. Before joining the Company, Mr. Krishnababu served seven years at lululemon athletica inc. (NASDAQ: LULU), most recently as Chief Technology Officer. Earlier in his career, he served as Chief Technology Officer at Premera Blue Cross and in various tech leadership roles at Nordstrom, Inc. He holds a Bachelor of Engineering from PSG College of Technology.
Dutch Bros Inc.| Form 10-K | 16

Jennifer Somers	Chief Shops Officer
Ms. Somers has served as our Chief Shops Officer since January 2026. Before joining the Company, Ms. Somers served as Chief Operations Officer of Cava Group, Inc. (NYSE: CAVA), a fast-casual Mediterranean restaurant chain, from November 2021 to September 2025. Prior to that, she served in various roles at Taco Bell, under Yum! Brands, Inc. (NYSE: YUM), an operator and franchisor of fast-casual and quick-service restaurant chains, from November 2015 to November 2021, most recently as Senior Vice President of US Restaurant Operations from November 2020 to November 2021. Ms. Somers holds an M.B.A. from The Wharton School, University of Pennsylvania, and a B.S. in Operations Research & Industrial Engineering from Cornell University.
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
Dutch Bros’ continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home beverages, decreases in general discretionary consumer spending (including due to higher gas prices, inflation or lack of consumer confidence), lack of customer acceptance of new products including new drink offerings, hot food, and consumer packaged goods (including due to price increases necessary to cover the costs of new products or higher input costs), brand perception (such as the existence or expansion of our competitors), platforms (such as features of our mobile app and changes in our loyalty rewards programs and initiatives), a reduction in individual vehicle ownership, which in turn may reduce the usefulness and convenience of our drive-thru shops, or customers reducing their demand for our current offerings as new products, including new drink offerings, hot food, and consumer packaged goods, are introduced. We may not be successful in introducing new products or new features to our mobile app that are adopted by our customers. Experimentation with and implementation of innovations in products and technologies, including hot food, may result in inefficiencies, such as a slowdown in our shop operations and traffic flow, disruption of workflows, technical glitches, disruption of current systems and technology, and negative customer experiences.
In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as taurine and artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects, including by representatives of U.S. regulatory authorities such as the Food and Drug Administration. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts attributed to the consumption of various food and beverage products. While we offer alternatives, including reduced sugar and sugar-free items, negative publicity or an unfavorable perception of the health effects of sugar, caffeine, or other ingredients in our products could significantly reduce the demand for our beverages and could harm our business.
Dutch Bros Inc.| Form 10-K | 19

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
•changes in consumer preferences;
•disruptions in our supply chain;
•the impact of shortages or inflation on our cost of goods or labor, including commodity costs such as coffee, and construction supplies and labor, which we have recently seen;
•changes in governmental laws and rules, including those regarding minimum wage, and approaches to taxation and tariffs;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets, including the price or availability of goods;
•labor discord or disruption, geopolitical events, social unrest, war, regional conflicts, acts of terrorism, political instability or uncertainty, acts of public violence, boycotts, hostilities and social unrest, or resurgence of or new epidemics; and
•adverse outcomes of litigation.
Our marketing programs may not be successful, and our new menu items, advertising campaigns, and other initiatives may not generate increased revenues or profits.
We incur costs and expend resources in our marketing efforts on new menu items, advertising campaigns to raise brand awareness and attract and retain customers, and other initiatives. For example, we began testing hot food offerings in a limited number of shops and implemented order ahead capabilities in over 95% of shops during 2024, and began offering consumer packaged goods in some markets during 2026. These initiatives, and other initiatives we implement, may not be successful in creating new occasions in our shops or improving our financial condition and results of operations, resulting in expenses incurred without the benefit of higher revenue. For example, new menu offerings may not generate enough customer interest and sales to become profitable or cover the costs of their implementation, and may reduce our operating income. Additionally, the success of a new initiative may negatively impact our existing lines of business, for example, the availability of consumer packaged goods could result in a reduction in traffic to our shops, and could negatively impact our overall results of operations.
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
Additionally, we have worked with, and plan to continue to work with, select social media influencers in promoting or marketing our products. Such relationships between Dutch Bros and social media influencers may not be successful or appeal to our customers, and may be perceived negatively. Recently, other brands have faced backlash for partnerships with certain social media influencers due to such influencers’ actions before or after such partnerships. We have limited control over such influencers’ behavior in promoting or marketing our products, and no control over such influencers’ behaviors outside
Dutch Bros Inc.| Form 10-K | 20

of any partnership to promote or market our products, and we may face negative public sentiment due to such relationships.
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
The food service and restaurant industry is intensely competitive. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service, and location. If our company-operated and franchised shops cannot compete successfully with other beverage and coffee shops, other specialty coffee shops, drive-thru QSRs, and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised shops compete with national, regional, and local coffee chains, QSRs, and convenience shops for customers, shop locations, and qualified management and other staff. Compared to us, some of our competitors have been in business longer, have greater brand recognition, or are better established in the markets where our shops are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the drive-thru coffee or beverage business that may challenge our ability to grow into those regions. Certain markets may limit the number of drive-thru businesses operating within their geographic region, which could negatively affect our ability to grow into those markets. Some of our competitors have substantially greater financial and other resources to devote to innovation in products, technology, and market and consumer data analytics, including integration, use, or offering of new technologies, including artificial intelligence (AI). We may be unable to offer new or innovative products and technologies to our customers that are offered by our competitors, or there may be a delay in our ability to innovate or implement new technologies. Any of these competitive factors may harm our business.
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
As of December 31, 2025, Dutch Bros had 1,136 shops across 25 states, of which 811 were company-operated and 325 were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. During the year ended December 31, 2025, we opened 141 new company-operated shops, across 19 states. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
•identify available and suitable sites, specifically for drive-thru locations;
•compete for such sites;
•reach acceptable agreements regarding the lease of locations;
•obtain or have available the financing required to acquire and operate a shop, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
Dutch Bros Inc.| Form 10-K | 21

•establish and maintain relationships with necessary third parties, including developers, landlords, and construction companies;
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
In addition, we may experience delays in our shop development and expansion plans due to unexpectedly long processing times or delays on the part of governmental agencies who issue necessary licenses, permits, and approvals. Delays in the permitting or licensure processes that may result from government shutdowns, for example, the U.S. federal government shutdown during October and November of 2025, staffing shortages, or similar actions that are out of our control, due to, among other things, loss of or uncertainty around federal funding, including the receipt of federal funding by states or state agencies where we operate, could lead to delays in building our shops and affect our shop development and expansion plans, which could harm our results of operations and financial condition.
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
Dutch Bros Inc.| Form 10-K | 22

New shops, once opened, may not be profitable or may close, and the increases in average per shop revenue and comparable sales that we have experienced in the past may not be indicative of future results.
We plan to continue to open additional company-operated shops in markets, including in markets where we have little or no operating experience. The target customer base of our shops varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics, and geography. Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings, which is subject to a number of factors, many of which are outside of our control, including landlord delays, delays due to scarcity of construction labor, associated pre-opening costs, and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We have typically incurred the most significant portion of pre-opening expenses associated with a given shop within the three months preceding the opening of the shop. Due to the impact of inflation and other factors, we are experiencing increased costs in connection with new shops. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new shops commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a material adverse impact on our profitability.
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
•changes in consumer preferences and discretionary spending, which we have seen impacted recently by factors such as inflation and other macroeconomic pressures on consumers;
•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•increases or continued elevation in prices for commodities, including coffee, milk, and flavored syrups, including due to announced tariffs whether or not such tariffs are ultimately enacted;
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
Dutch Bros Inc.| Form 10-K | 23

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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls, and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and customer demand. Additionally, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our company culture across multiple offices and shops. In 2024 and 2025, we shifted a majority of our total support staff to our Phoenix, Arizona headquarters. In connection with our reorganization, we experienced increased turnover of support staff employees unable or unwilling to relocate to Arizona and may see further increased turnover in our support functions, which could potentially lead to inefficiencies, such as operational delays or disruptions and increased labor costs. In addition, increased turnover of support staff employees could make it difficult to retain other employees necessary to maintain an effective system of internal controls, including internal control over financial reporting, and timely file periodic reports with the SEC. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls, and to locate, hire, train, and retain management and broistas, particularly in new markets which may require significant capital expenditures.
Dutch Bros Inc.| Form 10-K | 24

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
We may, from time to time, be faced with negative publicity, including on social media, regardless of its accuracy, relating to: beverage quality; pricing; the safety, sanitation and welfare of our shops; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ or franchise partners’ food processing, employment practices, and other policies, practices, and procedures; or employee relationships and welfare; the appearance of our shops on third-party delivery platforms that may contain inaccurate menu pricing and extended delivery times; partnerships with social media influencers to promote or market our products; related parties, such as our Co-Founder, and their reputation, public perception, or actions, whether or not related to Dutch Bros; or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are determined to be responsible, and it may be difficult to address negative publicity, including as a result of fictitious media content (such as content produced by generative AI technologies or bad actors). In addition, the negative impact of adverse publicity relating to one shop may extend far beyond the shop involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
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
Dutch Bros Inc.| Form 10-K | 25

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
As of December 31, 2025, approximately 29% of our shops were operated by Dutch Bros’ franchise partners and, because of this, we depend on the financial success and cooperation of our franchise partners for our success. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
Dutch Bros Inc.| Form 10-K | 26

We receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our franchise partners. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised Dutch Bros shops may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate shops in a manner consistent with our standards and requirements, such as quality, service, and cleanliness, may not hire and train qualified shop managers, broistas and other shop personnel, or may not implement marketing programs and major initiatives such as shop remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our Dutch Bros brand and could have a negative impact on our business.
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
Dutch Bros Inc.| Form 10-K | 27

Our shops are geographically concentrated in the Western United States, and we could be negatively affected by conditions specific to that region.
As of December 31, 2025, our company-operated and franchised shops in the Western United States represent approximately 65% of our total shops. Adverse changes in demographic, unemployment, economic, regulatory, or weather conditions in the Western United States, have harmed, and may continue to harm, our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage shops with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. If we experience wildfires, such wildfires may also damage shops and the communities in which they operate which could decrease demand for our products. For example, in 2018 a wildfire partially destroyed a town in northern California and damaged one of our shops. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations. In addition, one of our two roasting operations is in this region and may experience closures or be subject to damage due to adverse weather conditions occurring in the Western United States. For example, in 2022 our roasting facility in Grants Pass, OR was temporarily under a “Level 1 - Be Ready” evacuation alert due to the Rum Creek Fire. Future wildfires may result in actual evacuations and closures, which would disrupt our operations and may harm our business.
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
Uncertainty around potential tariffs, embargoes, or similar restrictions could cause uncertainty and disruption in our supply chain, whether or not any such tariffs, embargoes, or similar restrictions are ultimately enacted, and could have a negative material impact on our business and our profitability. For example, during 2025, the US announced the imposition of tariffs and other sanctions on various countries, including Canada, Mexico, and Colombia, many of which are subject to legal challenges, and it remains uncertain whether they, or similar measures, will ultimately be enacted or remain in effect. Any tariffs or other barriers to trade affecting Central and South America, from where we source our coffee beans, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability.
Dutch Bros Inc.| Form 10-K | 28

Additionally, most of our beverages and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers, such as for our proprietary Dutch Bros Rebel energy drinks, where we rely on relationships with our co-packers, Portland Bottling Co. and Lieb Foods, LLC to blend, package, label, and warehouse these drinks. Sales of Dutch Bros Rebel energy drinks accounted for approximately 22% of our systemwide net sales in the year ended December 31, 2025. Failures by our co-packers or any of our other suppliers or distributors to meet our standards, provide products in a timely and efficient manner, support our current and future business needs as we scale or otherwise, or comply with applicable laws is beyond our control. Failures by a supplier could have a direct negative impact that would harm our business by reducing our and our franchise partners’ sales, which would reduce income from direct sales and royalties.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly during 2024 and further increased during the year ended December 31, 2025, and we expect it may remain elevated or continue increasing during 2026. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.
Dutch Bros Inc.| Form 10-K | 29

We also purchase significant amounts of dairy products, particularly milk, to support the needs of our shops. For example, in 2022, there were material increases in dairy costs and such dairy costs remained elevated through, and increased further in, the third quarter of 2024. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to cocoa, plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics, corrugate, and canning materials, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. For example, the cost of sugar increased significantly in 2022 and 2023, and remained elevated during 2024, and the cost of cocoa increased significantly during 2024. While we experienced overall declines in dairy, cocoa, and sugar costs during 2025, if such costs again increase, it could negatively impact our margins and harm our business.
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
Dutch Bros Inc.| Form 10-K | 30

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
In 2024 and 2025, we shifted a majority of our total support staff to our Phoenix, Arizona office. Since September 2024, all employees who were not classified as remote are required to work in-person at either our Grants Pass or Phoenix office at least four days a week. Our management and support functions are now working out of multiple offices and, in some cases, continuing to work remotely.
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
Dutch Bros Inc.| Form 10-K | 31

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
The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, attacks enhanced or facilitated by AI, or malware and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We and the third parties with whom we work may also experience server malfunctions, software or hardware failures, telecommunications failures, or loss of data or other information technology assets. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work.
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
Dutch Bros Inc.| Form 10-K | 32

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
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party with whom we work experiences a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties with whom we work) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing of Sensitive Information, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses. Security incidents and attendant material consequences may prevent or cause customers to stop using our Dutch Rewards mobile app, deter new customers from using our app, and negatively impact our ability to grow and operate our business.
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
Dutch Bros Inc.| Form 10-K | 33

We may not have adequate insurance coverage for handling security incidents, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms at all, or that such coverage will pay future claims. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our information security risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or Sensitive Information. In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Dutch Bros Inc.| Form 10-K | 34

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs, recession concerns, actual or perceived changes in interest rates, and continued economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, slower economic growth, high inflation, uncertainty about economic stability, and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of tariffs, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism, or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to customer demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
The rapid development and integration of AI technologies into our processes presents several risks to our business.
The use of AI technologies within our business processes must be managed effectively and ethically to avoid outputs that are false, biased, or inconsistent with our values and strategies. Failure to properly manage AI technologies within our business processes, could also lead to unauthorized access to sensitive information and could harm our reputation and competitive position. At the same time, if we fail to keep pace with the rapid evolution of AI technologies, our competitive position and business results could suffer. In addition, the evolving regulatory landscape for AI technologies requires continuous monitoring and adaptation to ensure compliance and mitigate potential legal risks.
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
Dutch Bros Inc.| Form 10-K | 35

Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our shops, or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy, contaminated products, broistas infected with communicable diseases, or other potential incidents discussed in this Risk Factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Dutch Bros shops, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished.
Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our Dutch Bros brand could be damaged by claims or perceptions about the quality or safety of our ingredients or beverages or the quality or reputation of our suppliers, distributors, or franchise partners or by claims or perceptions that we, our franchise partners, or other business partners have acted or are acting in an unethical, illegal, racially-biased, or socially irresponsible manner, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Dutch Bros’ action or inaction or brand imagery, or a real or perceived failure of corporate governance or misconduct by any officer or any employee or representative of us or a franchise partner. Our corporate reputation could suffer from negative publicity or consumer sentiment regarding our charitable giving practices, campaigns, and marketing around such campaigns, including any change to our charitable giving practices or long-standing giveback days (“Drink One for Dane,” “Dutch Luv,” and “Buck for Kids”). We empower our operators and franchise partners to create their own local, shop-specific giveback programs within their communities. If the recipient of discretionary donations is subject to negative publicity or consumer sentiment, Dutch Bros could experience the same. Any such incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Dutch Bros brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.
Ongoing public and government scrutiny of environmental, social, and corporate governance matters or our reporting of such matters could negatively impact our business.
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
Dutch Bros Inc.| Form 10-K | 36

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, California’s recent SB 261 and SB 253 would require us to make certain new disclosures around environmental impact and risk. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects may be adversely affected.
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
Additionally, the steps we have taken to protect our intellectual property in the United States and internationally may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes, or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. We license our intellectual property to third parties with whom we do business, which could result in misuse of our intellectual property and harm to our brand. Even with our own franchise partners, whose activities are, to some extent, monitored and regulated through our franchise agreements, we face risk that they may refer to or make statements about our Dutch Bros brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.
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
Dutch Bros Inc.| Form 10-K | 37

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
Dutch Bros Inc.| Form 10-K | 38

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
Dutch Bros Inc.| Form 10-K | 39

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
Dutch Bros Inc.| Form 10-K | 40

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, customer experience, and selling, general and administrative. As we look to expand our business and strengthen the depth of our senior management team, we expect there will be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In February 2025, Brian Cahoe was appointed our Chief Development Officer, a newly-created management role. Additionally, in June 2025, Sumi Ghosh, our former President of Operations, separated from the Company, and in January 2026, Jennifer Somers was appointed our Chief Shops Officer, a newly created management role. Changes in our executive management team may also cause disruptions in, and harm to, our business. The loss of one or more of our executive officers or key employees could harm our business.
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
At Dutch Bros, we believe our people-first culture is a critical component of our success and customer loyalty. The success of this differentiated people-first culture and serving hand-crafted, high-quality beverages through the convenience of a premium drive-thru experience has helped us enter new markets and rapidly open new shops. We have invested substantial time and resources in developing pathways for our employees to create their own compelling future, which we believe has fostered the positive, people-first culture that defines our organization and is enjoyed by our customers. We have built out our leadership team with an expectation of protecting this culture and an emphasis on shared values. In 2024 and 2025, we shifted a majority of our total support staff to our Phoenix, Arizona office, which may create additional challenges maintaining our corporate culture. As we continue to develop and expand across the United States, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our company culture could negatively affect our future success, including our ability to retain and recruit personnel, and result in a loss of customer loyalty.
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
Dutch Bros Inc.| Form 10-K | 41

Risks Related to Regulation and Litigation
Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory, and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, wage and hour laws, or environmental impact and risk reporting, among others, could potentially impact our operations and financial results.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings and the varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, or changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Dutch Bros Inc.| Form 10-K | 42

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
We are subject to compliance obligations of the Food Safety Modernization Acts (FSMA). Under FSMA, we are required to develop and implement a Food Safety Plan for our roasting operations. While we are not currently required to implement a FSMA Food Safety Plan or a Hazard Analysis and Critical Points system (HACCP) in our shops, many states have required restaurants to develop and implement HACCP. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
Dutch Bros Inc.| Form 10-K | 43

We are subject to evolving state-level Extended Producer Responsibility (EPR) laws and circular economy regulations. These laws, which vary significantly by jurisdiction, require us to take financial or physical responsibility for the end-of-life management of our packaging and single-use products. Compliance with these mandates often requires us to join and fund Producer Responsibility Organizations (PROs), pay significant environmental fees based on material volume, and implement complex tracking and reporting systems for all packaging materials used in our shops. The lack of a uniform federal standard and the rapid adoption of divergent requirements across different states create a fragmented regulatory landscape that is both costly and difficult to navigate. If we are unable to efficiently manage these requirements or if the cost of compliance exceeds our projections, it could materially increase our packaging costs and adversely affect our results of operations.
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
In addition, our franchise activities are subject to laws enacted by a number of states and rules and regulations promulgated by the Federal Trade Commission (the FTC). Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our franchising activities and our relationships with our franchisees.
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
Dutch Bros Inc.| Form 10-K | 44

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additional data privacy and security laws include the Telephone Consumer Protection Act (TCPA), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, as amended (the CCPA), other state, local, and federal laws relating to data privacy and security, and rules and regulations promulgated under the authority of the Federal Trade Commission. In the past few years, numerous states in the United States have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain state laws also impose stricter requirements for processing certain personal information, including sensitive personal data, such as data protection impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. In addition, other data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
In addition, we are subject to the terms of our external and internal privacy and security policies, marketing materials, and other statements, such as compliance with certain certifications, industry standards, publications and frameworks and contractual obligations to third parties related to data privacy, security and Processing of Sensitive Information. If regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Dutch Bros Inc.| Form 10-K | 45

Furthermore, we rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers. We, and the third parties with whom we work, may be subject to various current and future obligations that govern marketing and advertising practices. For example, some of our data processing practices have been and may in the future be subject to challenges or lawsuits under data privacy and communications laws, including for example under wiretapping laws, if we share consumer information with third parties through various methods, including chatbot and session replay providers, cookies, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. Additionally, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the TCPA impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
Our employees and personnel may use generative AI technologies and/or automated decision-making to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI technologies and/or automated decision-making tools. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI technologies, it could make our business less efficient and result in competitive disadvantages.
We use machine learning and AI, including generative AI, in our products and services. The development and use of AI technologies presents various privacy and security risks that may impact our business. AI technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Colorado Artificial Intelligence Act and California Bot Disclosure Law. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies.
Dutch Bros Inc.| Form 10-K | 46

We may at times fail to comply with applicable data privacy and security obligations, or may be perceived to have failed to do so. Moreover, despite our efforts, our employees, partners, or other third parties with whom we work may fail to comply with applicable data privacy and security obligations, which could negatively impact our business operations and our ability to achieve and maintain compliance. Any failure (or perceived failure) by us or a third party with whom we work to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of the foregoing could result in an adverse consequences, including increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
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
Additionally, governmental authorities may adopt broad standards for determining when two or more entities may be deemed joint employers of the same employees. For example, the federal PRO Act has been reintroduced and would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor, while the introduced federal American Franchise Act would amend the National Labor Relations Act by providing definitions as to when a franchisor is considered to exercise substantial direct and immediate control over a franchisee’s employees. If the proposed or similar laws or rules come into effect, it could impact the possibility of Dutch Bros being held liable for our franchise partners’ employment practices.
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
Dutch Bros Inc.| Form 10-K | 47

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
Government regulation and customer consumption habits may impact our business as a result of changes in attitudes regarding diet and health (including use of weight-loss or appetite-suppressing drugs such as those commonly known as GLP-1s) or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about
Dutch Bros Inc.| Form 10-K | 48

the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in the food supply by the end of 2026. The Food and Drug Administration continues to develop a revised post-market food chemical review program. In addition, the Food and Drug Administration is developing a proposed rule to increase oversight of food ingredients deemed Generally Recognized as Safe (GRAS), which, if finalized, would require mandatory submission of GRAS notices for food ingredients. GRAS reform legislation has also been introduced in Congress. Furthermore, an increasing number of states have proposed or enacted laws prohibiting or limiting the use of certain food and color additives and state enforcement actions and investigations into their use are underway. For example, in 2025, the Texas Attorney General’s Office initiated multiple investigations into major food companies regarding the marketing of products containing artificial dyes, resulting in public commitments to remove such additives in the near term and, in one case, a legally binding agreement.by other brands are underway. Should such regulatory change affect the ingredients currently used in our products and we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Dutch Bros Inc.| Form 10-K | 49

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
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Form 10-K.
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
Dutch Bros Inc.| Form 10-K | 50

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
Dutch Bros Inc.| Form 10-K | 51

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
In connection with the IPO, Dutch Bros Inc. entered into the Tax Receivable Agreements with the Continuing Members and the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by Dutch Bros Inc. to the Continuing Members and Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to the Continuing Members of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) Dutch Bros Inc.’s allocable share of existing tax basis attributable to certain assets of Dutch Bros OpCo and its subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) at the time of any redemption or exchange of Dutch Bros OpCo Class A common units (including certain transactions in connection with the IPO) which tax basis is allocated to such redeemed or exchanged Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc., (ii) adjustments that will increase the tax basis of the tangible and intangible assets of Dutch Bros OpCo and its subsidiaries as a result of Dutch Bros Inc.’s taxable acquisition of Dutch Bros OpCo Class A common units from the Continuing Members in connection with the IPO and in connection with future redemptions or exchanges of Dutch Bros OpCo Class A common units for shares of Class A common stock (or a corresponding amount of cash), (iii) disproportionate allocations (if any) of tax benefits to Dutch Bros Inc. under Section 704(c) of the Internal Revenue Code of 1986, as amended (the Code), as a result of Dutch Bros Inc.’s earlier acquisition of other Dutch Bros OpCo Class A common units in connection with the IPO and (iv) certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by Dutch Bros Inc. to Pre-IPO Blocker Holders of 85% of the benefits, if any, that Dutch Bros Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis and certain adjustments to the tax basis of certain assets of Dutch Bros OpCo and its subsidiaries, in each case, that are attributable to Dutch Bros OpCo Class A common units acquired by Dutch Bros Inc. from the Blocker Companies in connection with the IPO, (ii) certain tax attributes of the Blocker Companies (including net operating losses, capital losses, research and development credits, work opportunity tax credits, excess Section 163(j) limitation carryforwards, charitable deductions, foreign Tax credits and any Tax attributes subject to carryforward under Section 381 of the Code), and (iii) certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
In each case, these increases in Dutch Bros Inc.’s allocable share of existing tax basis, the tax basis adjustments generated over time, and the application of Section 704(c) of the Code, may increase (for tax purposes) depreciation and amortization deductions allocated to Dutch Bros Inc.; and, therefore, may reduce the amount of tax that Dutch Bros Inc. would otherwise be required to pay in the future. Actual tax benefits realized by Dutch Bros Inc. may differ from tax benefits calculated under the Tax Receivable
Dutch Bros Inc.| Form 10-K | 52

Agreements as a result of the use of certain assumptions in the Tax Receivable Agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreements are an obligation of Dutch Bros Inc., but not of Dutch Bros OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, the application of Section 704(c) of the Code, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of redemptions and exchanges, the price of shares of our Class A common stock at the time of redemptions and exchanges, the extent to which such redemptions and exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Dutch Bros OpCo and our possible utilization of tax attributes, including existing tax basis attributable to Dutch Bros OpCo Class A common units acquired in connection with the IPO, the payments that Dutch Bros Inc. may make under the Tax Receivable Agreements may be substantial. The payments under the Tax Receivable Agreements are not conditioned upon continued ownership of Dutch Bros Inc. by the exchanging holders of Dutch Bros OpCo Class A common units or the Pre-IPO Blocker Holders.
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
Dutch Bros Inc.| Form 10-K | 53

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
The Tax Receivable Agreements provide that upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, Dutch Bros Inc.’s (or its successor’s) obligations with respect to the Tax Receivable Agreements would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreements. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreements. Dutch Bros Inc.’s accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreements in the case of a change of control may impair our ability to consummate a change of control transaction or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
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
Dutch Bros Inc.| Form 10-K | 54

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
In particular, following the issuance of shares of Class A common stock in connection with the redemption or exchange of Dutch Bros OpCo Class A common units from our Continuing Members (together with the cancellation of any shares of our Class B common stock or Class C common stock paired with such units), such shares of Class A common stock will have the same economic rights as other shares of Class A common stock. For example, in each of February, March, and June 2024, we facilitated registered underwritten public offerings of shares of our Class A common stock by our Sponsor. In connection with such offerings, our Sponsor exchanged an aggregate of approximately 19 million Dutch Bros OpCo Class A common units and converted an aggregate of approximately 6 million shares of our Class D common stock for approximately 25 million shares of our Class A common stock.
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
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed or significantly exceed securities analyst expectations;
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
Dutch Bros Inc.| Form 10-K | 55

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
Dutch Bros Inc.| Form 10-K | 56

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
As of December 31, 2025, our Co-Founder beneficially owned approximately 73.1% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock (since June 2024, no shares of Class D common stock were outstanding). Each share of Class A common stock entitles the holder to one vote and each share of Class B common stock entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock represents at least 5% of the total outstanding common stock, and thereafter, one vote per share, provided that the number of votes per share may be adjusted from time to time in accordance with our amended and restated certificate of incorporation, as required to prevent the holders of Class B common stock from holding, in the aggregate, 80% or more of the aggregate voting power of Dutch Bros Inc. at any time). Thus, our Co-Founder exercises control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets. It is possible that our Co-Founder’s interests may not align with the interests of our other stockholders.
Our Co-Founder owned approximately 27.1% of the Dutch Bros OpCo Class A common units as of December 31, 2025. Because he holds some of his ownership interest in our business directly in Dutch Bros OpCo, rather than through Dutch Bros Inc., our Co-Founder may have conflicting interests with holders of shares of our Class A common stock. For example, if Dutch Bros OpCo makes distributions to Dutch Bros Inc., the non-managing members of Dutch Bros OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of Dutch Bros OpCo Class A common units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Co-Founder may also have different tax positions from Dutch Bros Inc. that could influence his decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness and whether and when Dutch Bros Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ (pre-IPO Dutch Bros OpCo unitholders and Pre-IPO Blocker Holders) tax or other considerations even where no similar benefit would accrue to us.
Dutch Bros Inc.| Form 10-K | 57

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2025, our Co-Founder beneficially owned approximately 73.1% of the combined voting power of our Class A common stock, Class B common stock, and Class C common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
Subject to the terms of the OpCo LLC Agreement, as of December 31, 2025, an aggregate of 50,480,518 Dutch Bros OpCo Class A common units may be redeemed or exchanged for shares of our Class A common stock. Any shares we issue upon redemption or exchange of Dutch Bros OpCo Class A common units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act of 1933, as amended (Securities Act) unless an exemption from registration is available, including the exemptions contained in Rule 144.
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
Dutch Bros Inc.| Form 10-K | 58

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
•dependence on a small number of suppliers, including for co-packing, roasting, and consumer packaged goods;
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
As of December 31, 2025, we had $148.1 million outstanding under our term loan facility. In addition, subject to certain restrictions under the 2025 Credit Facility, we may incur additional debt.
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
Dutch Bros Inc.| Form 10-K | 59

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
Furthermore, all of our debt under our 2025 Credit Facility bears interest at variable rates, which may increase from time to time. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and finance our future operations or capital needs or engage in other business activities.
The covenants under our 2025 Credit Facility restrict our ability, among other things, to:
•incur additional debt;
•grant liens on assets;
•sell or dispose of assets;
•merge with or acquire other companies, or make other investments;
•enter into sale and leaseback transactions and swap agreements;
•liquidate or dissolve ourselves;
•engage in businesses that are not in a related line of business; or
•pay dividends or make other distributions.
For example, our 2025 Credit Facility generally requires that any cash distributions received by Dutch Bros Inc. that exceed its actual tax liability and operating expenses generally must be reinvested into Dutch Bros OpCo, which restricts our ability to distribute such cash to our stockholders or to retain such cash in Dutch Bros Inc. for other uses.
In addition, our 2025 Credit Facility contains financial covenants that require us not to exceed a maximum net lease-adjusted total leverage ratio and maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them.
A breach of any of the covenants in the 2025 Credit Facility could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, results of operations, and financial condition. In the event of such event of default under our 2025 Credit Facility, the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing our 2025 Credit Facility or any applicable law. Our obligations under the 2025 Credit Facility are guaranteed by our subsidiaries and secured by substantially all of our and such subsidiary guarantors’ assets.
Dutch Bros Inc.| Form 10-K | 60

If we were unable to repay or otherwise refinance these loans when due, the applicable lenders could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our loans, we and our subsidiaries may not have sufficient assets to repay such indebtedness. Any acceleration of amounts due under our 2025 Credit Facility or the exercise by the applicable lenders of their rights and remedies would likely have a material adverse effect on our business.
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
We are subject to interest rate risk in connection with our 2025 Credit Facility, which carries interest at a floating rate. We have, and may in the future, use interest rate swap agreements to fix all or a portion of our variable rate debt in order to manage interest rate risk. We may not be successful in structuring such agreements to manage our risks effectively in the future, which could adversely affect our business, financial condition, and results of operations. There can be no assurance that we can develop and implement a strategy that can effectively insulate us from risks associated with interest rate fluctuations, or that our swap agreements will have the desired beneficial impact. We might be subject to additional costs, such as transaction or termination fees, if we terminate these arrangements.
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
Dutch Bros Inc.| Form 10-K | 61

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Dutch Bros Inc.| Form 10-K | 62

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
Dutch Bros Inc.| Form 10-K | 63

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
Dutch Bros Inc.| Form 10-K | 64

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
Dutch Bros Inc.| Form 10-K | 65

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
Labor discord or disruption, geopolitical events, social unrest, war, acts of terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest, and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business.
Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the west coast wildfires and wildfire smoke and extreme weather conditions in other areas in which we operate, such as hurricanes, high winds, and flooding in Texas and other states, water scarcity or drought in California and other states, extreme heat and cold, snow or ice storms, and other extreme weather events across the country, and disease outbreaks or pandemics, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We rely on the stable provision of utilities such as power and water that are subject to disruption or increased costs due to such events, which may cause significant operational disruptions or our operating costs to increase significantly. In the event of a major earthquake, hurricane, or catastrophic event such as drought, fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, property loss, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. As we build shops in new states, we may be unable to plan for or adapt to unique weather conditions in such areas, including with regard to the construction of such shops and the implementation of appropriate safety equipment and procedures. Our drive-thru model relies heavily on the ability of customers to safely drive to and from our shops, which can be negatively affected by extreme weather. Such extreme weather events may affect traffic to our shops and may have a harmful effect on the local economy, decreasing the demand for our products. For example, we experienced shop closures due to extreme weather in Missouri during 2025. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
Climate change and volatile adverse weather conditions could adversely affect our shop sales or results of operations.
There is growing concern that climate change and global warming has caused and may continue to cause more severe, volatile weather, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may in the future reduce our AUVs and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary restaurant closures, all of which negatively impact our shop sales and AUVs. For example, in 2018 a wildfire partially destroyed a town in northern California, damaged one of our shops and caused poor air quality which reduced customers’ willingness to venture outside their homes and visit our shops. In addition, our supply chain may be subject to increased costs caused by the effects of climate change and diminished energy and water resources. Increasing weather volatility and changes in global weather patterns could reduce coffee bean crop size and crop quality, or destroy crops altogether, which could result in decreased availability or higher pricing for our coffee beans or other commodities. Prolonged weather volatility may force us to source ingredients from new geographic regions, which could impact quality and taste, and increase our costs. These factors are beyond our control and may be
Dutch Bros Inc.| Form 10-K | 66

unpredictable. Climate change and government regulation relating to climate change mitigation also could result in construction delays for new shops and interruptions to the availability or increases in the cost of utilities. The ongoing and long-term costs of these impacts related to climate change and other sustainability-related issues could have a material adverse effect on our business and financial condition if we are not able to mitigate them.
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
Dutch Bros Inc.| Form 10-K | 67

security vulnerability assessments, requiring providers to complete written questionnaires regarding their services and data handling practices, conducting periodic re-assessments during their engagement, using a third party vendor management security company to provide certain ongoing monitoring, or annually collecting certain information security-related compliance documentation and reports.
Our assessment and management of material risks from cybersecurity threats are considered in the Company’s overall risk management processes. For example, the Company maintains various policies and procedures related to information security, including, for example, an Incident Response Policy and a Cybersecurity Incident Reporting Policy and an AI working group that analyzes the potential risks in connection with the Company’s use of generative AI technologies and/or automated decision-making tools. We identify cybersecurity threats as part of our risk management processes, including (depending on the environment or systems) through internal monitoring, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environments, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats, and conducting security vulnerability assessments to identify vulnerabilities. Our information technology team is responsible for identifying, assessing, and managing the Company’s cybersecurity threats and risks under the oversight of our Chief Information Security Officer. This team works with third parties from time to time to help identify, assess, and manage cybersecurity risks, including professional services firms and other vendors.
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
Governance
The Audit and Risk Committee of the board of directors is responsible for oversight of the Company’s processes and policies for enterprise risk identification, management, and assessment, including certain risks around data privacy, technology, and information security. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Information Security Officer, who has over 20 years of experience designing, building, and executing teams and programs in the cybersecurity field, in both leadership and hands-on technical positions across numerous industries including retail, software and technology, medical device manufacturing, and cyber advisory and audit services.
Dutch Bros Inc.| Form 10-K | 68

Our Chief Information Security Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Information Security Officer and his team are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including reporting certain incidents to a cross-functional group responsible for making ongoing assessments of reported incidents. This group is led by our Chief Legal Officer and Chief Information Security Officer, and includes members of our standing Disclosure Committee. The Chief Legal Officer is responsible for informing the Audit and Risk Committee regarding certain significant cybersecurity threats and risks, and meets with the Audit and Risk Committee periodically or at special meetings to review and discuss issues. Additionally, our Chief Legal Officer oversees an annual enterprise risk assessment that addresses certain applicable cybersecurity risks, the results of which are presented to the Audit and Risk Committee. We also engage a third party consulting firm to assist with our annual enterprise risk assessment. Our Chief Legal Officer works with the Board, senior management, others at various levels of the organization, and our outside advisors to help identify, assess, and validate the Company’s top risks, taking into account past risk mitigation activities and future plans. Under our Cybersecurity Incident Reporting Policy, the Chief Legal Officer is also responsible for communicating to the Audit and Risk Committee the activities of the Company related to the assessments and reporting of potentially significant cybersecurity incidents.
Dutch Bros Inc.| Form 10-K | 69

ITEM 2. PROPERTIES
As of December 31, 2025, we had 811 company-operated and 325 franchise shops with 1,136 total shops in 25 states. The chart below shows our properties by state as of December 31, 2025.

AL 8 8
AZ 50 45 95
CA 77 147 224
CO 9 52 61
FL 27 27
GA 5 5
ID 37 7 44
IL 3 3
IN 10 10
KS 17 17
KY 12 12
LA 3 3
MO 16 16
NC 1 1
NM 17 17
NV 3 35 38
OH 4 4
OK 24 24
OR 103 54 157
SC 1 1
TN 35 35
TX 227 227
UT 33 33
WA 45 28 73
WY 1 1
Franchise
Company-operated

In addition to our company-operated shops, we own and lease the following facilities:

Location	Primary Function(s)	Square Feet	Owned or Leased
Tempe (Phoenix), Arizona	Headquarters office space	136,000	Leased
Grants Pass, Oregon	Roasting and packing facility	36,000	Owned
Grants Pass, Oregon	Roasting and warehouse facility	21,000	Leased
Grants Pass, Oregon	Administration office space	18,000	Leased
Melissa, Texas	Roasting and packing facility	65,000	Owned
Our principal executive offices are located at 1930 W. Rio Salado Pkwy, Tempe, Arizona, 85281. We believe our current facilities are suitable for our near-term needs. In addition, we expect to continue to add additional capacity on an as-needed basis.
For additional information regarding leases, see NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies and NOTE 8 — Leases in our consolidated financial statements, included elsewhere in this Form 10-K.
Dutch Bros Inc.| Form 10-K | 70

ITEM 3. LEGAL PROCEEDINGS
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
Dutch Bros Inc.| Form 10-K | 71

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
Stockholders
As of December 31, 2025, our Class A common stock was held by 126 holders of record. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of December 31, 2025, we also had three holders of record of our Class B common stock, and one holder of record of our Class C common stock.
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
Dutch Bros Inc.| Form 10-K | 72

The comparisons in the graph below are based upon historical data and are not indicative of, nor intend to forecast, future performance of our Class A common stock.

	9/15/2021 (IPO)	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Dec 31, 2025
Dutch Bros Inc.	$100.00	$138.79	$76.85	$86.34	$142.80	$166.90
S&P 500 Index	$100.00	$106.37	$85.69	$106.45	$131.27	$152.78
S&P 500 Consumer Discretionary Index	$100.00	$109.67	$68.46	$96.55	$124.68	$131.30
The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	—	—	—	—
November 1 - 30, 2025	8,814	$55.54	—	—
December 1 - 31, 2025	—	—	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Dutch Bros Inc.| Form 10-K | 73

ITEM 6. [RESERVED]
Dutch Bros Inc.| Form 10-K | 74

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Further, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 13, 2025.
Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Non-GAAP financial measures included herein are segment contribution. EBITDA, adjusted EBITDA, and adjusted selling, general and administrative.
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-K | 75

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
Impact of Global Events
General Macroeconomic Uncertainties
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Inflation or consumer recession concerns, coupled with a rise in the U.S. unemployment rate, may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future may have less money available for discretionary purchases and may reduce or stop purchasing our products.
On a macro level, conditions, including changes in tariffs, tax laws, interest rates, inflation, commodity costs, geopolitical conflicts, and significant weather events, have created significant uncertainty in the global economy. While we are not able to fully predict the potential impacts of these conditions, we do not currently believe any potential impacts of these macroeconomic conditions would be material to our business.
Minimum Wage Increases
We expect pressures from minimum wage increases to continue to affect our operating results in the foreseeable future. Several states that we operate in have increased their minimum wage requirements in 2024 and 2025. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing costs and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Dutch Bros Inc.| Form 10-K | 76

Results of Operations
As of December 31, 2025, we had 1,136 systemwide shops in 25 states, an increase of approximately 15.7% from the same period in the prior year. For the year ended December 31, 2025, we generated $1.6 billion of revenue, $117.3 million of net income, and $0.64 of income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.

	2025 vs 2024	2024 vs 2023
Increase in total shops	15.7%	18.2%
Increase in total revenue	27.9%	32.6%

Dutch Bros Inc.| Form 10-K | 77

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023
Shop count, beginning of period
Company-operated	670	542	396
Franchised	312	289	275
Total shop count	982	831	671

Company-operated new openings	141	128	146
Franchised new openings	13	23	13
Re-openings [1]	—	—	1

Shop count, end of period
Company-operated	811	670	542
Franchised	325	312	289
Total shop count	1,136	982	831

Systemwide AUV [2]	$2,115	$2,018	$1,973
Company-operated shops AUV [2]	$2,061	$1,933	$1,902

Systemwide same shop sales [3,4]	5.6%	5.3%	2.8%
Ticket	2.4%	5.4%	7.3%
Transactions	3.2%	(0.1)%	(4.5)%
Company-operated same shop sales [3]	7.4%	6.8%	1.5%
Ticket	2.0%	5.3%	7.2%
Transactions	5.4%	1.5%	(5.7)%

Systemwide sales [4]	$2,223,576	$1,819,018	$1,444,433
Company-operated shops operating weeks [5]	37,667	31,708	24,395
Franchising shops operating weeks [5]	16,527	15,579	14,624

Dutch Rewards transactions as a percentage of total transactions [6]	72%	68%	65%
Dutch Bros Inc.| Form 10-K | 78

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands; unaudited)	$	%	$	%	$	%
Company-operated shops revenues	1,509,329	100.0	1,165,830	100.0	857,939	100.0
Company-operated shops gross profit	330,389	21.9	259,959	22.3	180,235	21.0
Company-operated shops contribution	436,605	28.9	346,768	29.7	242,323	28.2
Selling, general, and administrative expenses	262,766	16.0	234,036	18.3	205,074	21.2
Adjusted selling, general, and administrative expenses	235,262	14.4	202,720	15.8	159,101	16.5
Net income	117,275	7.2	66,450	5.2	9,952	1.0
Adjusted EBITDA	302,554	18.5	230,283	18.0	160,062	16.6
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

	Year Ended December 31,
(unaudited)	2025	2024	2023
Systemwide shop base	794	641	503
Company-operated shops base	510	370	246
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
6    Dutch Rewards is our app-based digital loyalty program. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards app and future promotional plans.

Dutch Bros Inc.| Form 10-K | 79

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands; unaudited)	$	%	$	%	$	%
Company-operated shops revenues	1,509,329	100.0	1,165,830	100.0	857,939	100.0

Beverage, food, and packaging costs	390,331	25.9	296,752	25.5	230,133	26.9
Labor costs	405,932	26.9	315,805	27.1	230,505	26.9
Occupancy and other costs	251,106	16.6	191,372	16.4	140,895	16.4
Pre-opening costs	25,355	1.7	15,133	1.3	14,083	1.6
Depreciation and amortization	106,216	7.0	86,809	7.4	62,088	7.2
Company-operated shops costs and expenses	1,178,940	78.1	905,871	77.7	677,704	79.0
Company-operated shops gross profit	330,389	21.9	259,959	22.3	180,235	21.0
Company-operated shops contribution	436,605	28.9	346,768	29.7	242,323	28.2

Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Company-operated shops revenue	$1,509,329	$1,165,830	$857,939	$343,499	29.5%	$307,891	35.9%
Year Ended December 31, 2025 v. 2024
Company-operated shops revenue increased $268.8 million from newly opened shops not yet in the comparable shop base and $74.6 million from a 7.4% increase in same shop sales.
Beverage, Food, and Packaging Costs

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Beverage, food and packaging costs	$390,331	$296,752	$230,133	$93,579	31.5%	$66,619	28.9%
As a percentage of company-operated shops revenues	25.9%	25.5%	26.9%	N/A	40 bps	N/A	(140) bps
Year Ended December 31, 2025 v. 2024
As a percentage of company-operated shops revenues, beverage, food and packaging costs increased by 40 basis points. This was primarily due to a 90 basis points increase in coffee costs, partially offset by impact of pricing on the comparable shop base.
Dutch Bros Inc.| Form 10-K | 80

Labor Costs

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Labor costs	$405,932	$315,805	$230,505	$90,127	28.5%	$85,300	37.0%
As a percentage of company-operated shops revenues	26.9%	27.1%	26.9%	N/A	(20) bps	N/A	20 bps
Year Ended December 31, 2025 v. 2024
As a percentage of company-operated shops revenues, labor costs decreased by 20 basis points. This was primarily due to the impact of pricing and sales leverage, partially offset by increased wages.
Occupancy and Other Costs

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Occupancy and other costs	$251,106	$191,372	$140,895	$59,734	31.2%	$50,477	35.8%
As a percentage of company-operated shops revenues	16.6%	16.4%	16.4%	N/A	20 bps	N/A	— bps
Year Ended December 31, 2025 v. 2024
As a percentage of company-operated shops revenues, occupancy and other costs increased by 20 basis points. These increases were primarily due to the impact of occupancy rates from new shops as we shift our lease types to a greater proportion of build-to-suit lease agreements, partially offset by leverage.
Pre-opening Costs

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Pre-opening costs	$25,355	$15,133	$14,083	$10,222	67.5%	$1,050	7.5%
As a percentage of company-operated shops revenues	1.7%	1.3%	1.6%	N/A	40 bps	N/A	(30) bps
New company-operated shops opened	141	128	146	13	10.2%	(18)	(12.3)%
Pre-opening costs per new company-operated shop	$180	$118	$96	$62	52.5%	$22	22.9%
Year Ended December 31, 2025 v. 2024
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops, in the year ended December 31, 2025 as compared to the same period in 2024.
Depreciation and Amortization

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Depreciation and amortization	$106,216	$86,809	$62,088	$19,407	22.4%	$24,721	39.8%
As a percentage of company-operated shops revenues	7.0%	7.4%	7.2%	N/A	(40) bps	N/A	20 bps
Year Ended December 31, 2025 v. 2024
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period.
Dutch Bros Inc.| Form 10-K | 81

Company-operated Shops Gross Profit and Contribution

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Company-operated shops gross profit	$330,389	$259,959	$180,235	$70,430	27.1%	$79,724	44.2%
As a percentage of company-operated shops revenues	21.9%	22.3%	21.0%	N/A	(40) bps	N/A	130 bps
Company-operated shops contribution	$436,605	$346,768	$242,323	$89,837	25.9%	$104,445	43.1%
As a percentage of company-operated shops revenues	28.9%	29.7%	28.2%	N/A	(80) bps	N/A	150 bps
Year Ended December 31, 2025 v. 2024
The company-operated shops gross profit margin decreased by 40 basis points. This was primarily driven by increased coffee costs and labor costs partially offset by pricing and leverage from increased sales in the comparable shop base.
Franchising and Other Segment Performance

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Franchising and other revenue	$128,830	$115,185	$107,837	$13,645	11.8%	$7,348	6.8%
Franchising and other gross profit	$93,557	$80,170	$71,061	$13,387	16.7%	$9,109	12.8%
As a percentage of franchising and other revenue	72.6%	69.6%	65.9%	N/A	300 bps	N/A	370 bps
Year Ended December 31, 2025 v. 2024
The franchising and other gross profit increase of $13.4 million was driven by products sold to franchisees (net of costs and adjustments), royalties and marketing fees generated from higher franchise partner sales.

Selling, General, and Administrative

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Selling, general, and administrative	$262,766	$234,036	$205,074	$28,730	12.3%	$28,962	14.1%
As a percentage of total revenues	16.0%	18.3%	21.2%	N/A	(230) bps	N/A	N/M
Year Ended December 31, 2025 v. 2024
The selling, general, and administrative increase of approximately $28.7 million was primarily driven by increased expenses of $24.7 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; an increase of $9.9 million related to professional fees and technology services to support our growing business; and $5.3 million of higher equity-based compensation. These increases were partially offset by lower realignment and restructuring charges of $9.7 million and lower nonrecurring equity offering expenses of $1.5 million.
Dutch Bros Inc.| Form 10-K | 82

Other Expense

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Interest expense on finance leases	$(23,289)	$(22,053)	$(17,516)	$(1,236)	5.6%	$(4,537)	25.9%
Other interest expense, net	(5,016)	(4,967)	(14,805)	(49)	1.0%	9,838	(66.5)%
Interest expense, net	$(28,305)	$(27,020)	$(32,321)	$(1,285)	4.8%	$5,301	(16.4)%
Other income	2,748	5,812	3,018	(3,064)	(52.7)%	2,794	92.6%
Total other expense	$(25,557)	$(21,208)	$(29,303)	$(4,349)	20.5%	$8,095	(27.6)%
Year Ended December 31, 2025 v. 2024
The increase in total other expense was primarily driven by expenses associated with our credit facility refinance in May 2025 (see NOTE 9 — Debt for additional details), and a prior year non-recurring gain on sale of the Company airplane, hangar and related equipment to our Co-Founder.
Income Tax Expense

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Income tax expense	$18,348	$18,435	$6,967	$(87)	(0.5)%	$11,468	164.6%
Effective tax rate	13.5%	21.7%	41.2%	N/A	N/A	N/A	N/M
Year Ended December 31, 2025 v. 2024
The decrease in the effective tax rate to 13.5% from 21.7% in the same period in 2024 is due to tax deductions related to stock-based compensation, as well as the impact of changes in state rates and apportionment of deferred taxes.
See NOTE 12 — Income Taxes for additional details.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $269.4 million and $293.4 million as of December 31, 2025 and December 31, 2024, respectively.
For the year ended December 31, 2025, our principal sources of liquidity were cash flows from operations. Our principal uses of liquidity for the year ended December 31, 2025 were to pay off our prior credit facility, fund our new shop builds and other working capital needs.
Dutch Bros Inc.| Form 10-K | 83

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(dollars in thousands; unaudited)	2025	2024	2023	2025 v. 2024		2024 v 2023
Net cash provided by operating activities	$295,545	$246,432	$139,915	$49,113	19.9%	$106,517	76.1%
Net cash used in investing activities	(241,068)	(212,072)	(227,280)	(28,996)	13.7%	15,208	(6.7)%
Net cash provided by (used in) financing activities	(78,427)	125,449	200,732	(203,876)	(162.5)%	(75,283)	(37.5)%
Net increase (decrease) in cash and cash equivalents	$(23,950)	$159,809	$113,367	$(183,759)	(115.0)%	$46,442	41.0%
Cash and cash equivalents at beginning of period	293,354	133,545	20,178	159,809	119.7%	113,367	561.8%
Cash and cash equivalents at end of period	$269,404	$293,354	$133,545	$(23,950)	(8.2)%	$159,809	119.7%
Operating Activities
The increase in operating activities cash flows was primarily driven by higher net income as a result of year-over-year sales growth and leverage of selling, general and administrative costs.
Investing Activities
The slight increase in investing activities cash outflows was primarily driven by higher investment in capital expenditures due to new company-operated shops openings in the current period compared to the same period in the prior year, partially offset by lower proceeds from disposal of fixed assets.
Financing Activities
The decrease in financing activities cash flows was primarily driven by the net payoff of our 2022 Credit Facility, partially offset by proceeds from our 2025 Credit Facility, resulting in a net reduction of outstanding debt.
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
Dutch Bros Inc.| Form 10-K | 84

Other than operating expenses, our cash requirements for 2026 are expected to consist primarily of capital expenditures for investments in our new and existing shops, and our corporate facilities. The total capital expenditures for 2026 are estimated to be approximately $270 million to $290 million.
Our current and long-term material cash requirements as of December 31, 2025, primarily include the following:
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
•Purchase Obligations: include all legally binding contracts, including firm minimum commitments for inventory purchases, commitments for the purchase, construction or remodeling of real estate facilities, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. As of December 31, 2025, purchase obligations were approximately $370 million, of which substantially all are expected to be paid within one to two years.
•TRAs Obligations: Refer to NOTE 11 — Tax Receivable Agreements and NOTE 16 — Commitments and Contingencies, of the notes to the consolidated financial statements, included elsewhere in this Form 10-K, for further information of our obligations.
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
Dutch Bros Inc.| Form 10-K | 85

Interest Rate Swap Contract
We have an interest rate swap with JPMorgan Chase Bank, N.A. As of December 31, 2025, the interest rate swap had a notional amount of approximately $59 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The purpose of the floating-to-fixed interest rate swap is to fix the interest base rate charged on the term loan at 2.67% for the notional amount. The interest rate swap matures on February 28, 2027.
The amendment to our credit facility had no impact on our interest rate swap contract.
See NOTE 9 — Debt and NOTE 10 — Derivative Financial Instrument for additional details related to our 2025 Credit Facility and interest rate swap contract.
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
Dutch Bros Inc.| Form 10-K | 86

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
Tax Receivable Agreements
In connection with our IPO, we entered into two TRAs with the Continuing Members and Pre-IPO Blocker Holders. The TRAs generally provide for us to pay the Continuing Members and Pre-IPO Blocker Holders 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2025, we recognized $821.0 million of liabilities relating to our obligations under the TRAs.
Changes in the projected TRAs liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Estimating future taxable income is a key input in calculating the TRAs liability, and is inherently uncertain and requires judgment. Changes in assumptions regarding future taxable income, including the application of valuation allowances on related deferred tax assets, could result in a material increase or decrease in the TRA liability in future periods. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. See NOTE 11 — Tax Receivable Agreements for further details.
Dutch Bros Inc.| Form 10-K | 87

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
Dutch Bros Inc.| Form 10-K | 88

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
Organization realignment and restructurings
Fees and costs, including consulting, employee-related and other costs, in connection with our comprehensive initiatives to develop and implement a long-term strategy involving changes to our organizational structure to support our growth. Our 2024 initiative resulted in realignment activities that occurred in 2023, and restructuring activities to expand our support center operations in Phoenix, Arizona including the build out and move into our new office, that commenced in 2024, and were substantially completed in March 2025. The activities related to our 2025 initiative, which commenced in May 2025 and are expected to continue through the first half of 2026, primarily relate to relocation and streamlining of our remaining back-office operations to our new Phoenix, Arizona corporate headquarters. Given the magnitude and scope of these strategic initiatives, we do not expect such costs will recur in the foreseeable future, and do not consider such expenditures reflective of the ongoing expenses necessary to operate our business. See NOTE 4 — Organization Realignment and Restructurings for detailed information.
Dutch Bros Inc.| Form 10-K | 89

The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands; unaudited)	$	%	$	%	$	%
Company-operated shops gross profit	330,389	21.9	259,959	22.3	180,235	21.0
Depreciation and amortization	106,216	7.0	86,809	7.4	62,088	7.2
Company-operated shops contribution	436,605	28.9	346,768	29.7	242,323	28.2

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands; unaudited)	$	%	$	%	$	%
Franchising and other gross profit	93,557	72.6	80,170	69.6	71,061	65.9
Depreciation and amortization	5,537	4.3	4,915	4.3	5,398	5.0
Franchising and other contribution	99,094	76.9	85,085	73.9	76,459	70.9

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands; unaudited)	$	%	$	%	$	%
Net income	117,275	7.2	66,450	5.2	9,952	1.0
Depreciation and amortization	115,133	7.0	93,005	7.3	69,135	7.2
Interest expense, net	28,305	1.7	27,020	2.1	32,321	3.3
Income tax expense	18,348	1.1	18,435	1.4	6,967	0.8
EBITDA	279,061	17.0	204,910	16.0	118,375	12.3
Equity-based compensation	18,022	1.2	11,482	0.9	39,222	4.1
Expenses associated with equity offerings	—	—	1,489	0.1	—	—
Expenses associated with 2022 credit facility refinancing	2,000	0.1	—	—	—	—
Executive transitions	—	—	75	—	1,000	0.1
TRAs remeasurement	(4,767)	(0.3)	(4,247)	(0.3)	(2,638)	(0.3)
Legal proceedings	—	—	—	—	1,950	0.2
Sale of Aircraft	—	—	(1,302)	(0.1)	—	—
Organization realignment and restructurings:
Consulting	—	—	—	—	2,153	0.2
Employee-related costs	7,607	0.5	15,549	1.2	—	—
Other costs	631	—	2,327	0.2	—	—
Total organization realignment and restructurings	8,238	0.5	17,876	1.4	2,153	0.2
Adjusted EBITDA	302,554	18.5	230,283	18.0	160,062	16.6
Dutch Bros Inc.| Form 10-K | 90

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands; unaudited)	$	%	$	%	$	%
Selling, general, and administrative	262,766	16.0	234,036	18.3	205,074	21.2
Depreciation and amortization	(3,380)	(0.2)	(1,281)	(0.2)	(1,648)	(0.2)
Equity-based compensation	(15,886)	(0.9)	(10,595)	(0.8)	(39,222)	(4.0)
Expenses associated with equity offerings	—	—	(1,489)	(0.1)	—	—
Executives transition	—	—	(75)	—	(1,000)	(0.1)
Legal proceedings	—	—	—	—	(1,950)	(0.2)
Organization realignment and restructurings:
Consulting	—	—	—	—	(2,153)	(0.2)
Employee-related costs	(7,607)	(0.5)	(15,549)	(1.2)	—	—
Other costs	(631)	—	(2,327)	(0.2)	—	—
Total organization realignment and restructurings	(8,238)	(0.5)	(17,876)	(1.4)	(2,153)	(0.2)
Adjusted selling, general, and administrative	235,262	14.4	202,720	15.8	159,101	16.5
Dutch Bros Inc.| Form 10-K | 91

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states, including in California beginning in April 2024. Additionally, several other states in which we operate have enacted increases their minimum wage requirements which became effective during 2025 or will become effective in 2026. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of December 31, 2025, we employed approximately 22,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2025 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of December 31, 2025, we had $50.0 million in revolving loans outstanding, and $148.1 million was outstanding on our term loan facility. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of December 31, 2025 would result in an increase in our annual interest expense of approximately $2.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-K | 92

ITEM 8. FINANCIAL STATEMENTS
Dutch Bros Inc.| Form 10-K | 93

KPMG LLP
Suite 3800
1300 South West Fifth Avenue
Portland, OR 97201

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dutch Bros Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dutch Bros Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Dutch Bros Inc.| Form 10-K | 94

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
Measurement of the tax receivable agreements liability
As discussed in Note 2 to the consolidated financial statements, the Company has tax receivable agreements (TRAs), which are contractual commitments to pay an amount equal to 85% of certain tax attributes and benefits, deemed to be realized in certain circumstances by the Company, to the parties to the TRAs. As discussed in Note 11, the Company’s liability related to obligations under the TRAs (TRA liability) was $821.0 million as of December 31, 2025.
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
Portland, Oregon
February 12, 2026
Dutch Bros Inc.| Form 10-K | 95

DUTCH BROS INC.
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$269,404	$293,354
Accounts receivable, net	18,387	10,598
Inventories, net	48,917	36,488
Prepaid expenses and other current assets	20,670	17,501
Total current assets	357,378	357,941
Property and equipment, net	824,502	683,971
Lease right-of-use assets, net	855,339	689,879
Deferred income tax assets, net	946,571	742,126
Other long-term assets	25,524	27,168
Total assets	$3,009,314	$2,501,085
Liabilities and Equity
Current liabilities:
Accounts payable	$37,625	$32,225
Other current liabilities	99,173	83,361
Deferred revenue	55,658	42,868
Current portion of tax receivable agreements liability	7,696	71
Current portion of lease liabilities	36,466	27,235
Current portion of long-term debt	3,881	17,311
Total current liabilities	240,499	203,071
Deferred revenue, net of current portion	8,918	8,015
Lease liabilities, net of current portion	852,380	678,608
Long-term debt, net of current portion	196,295	219,755
Tax receivable agreements liability, net of current portion	813,353	627,763
Other long-term liabilities	—	8
Total liabilities	2,111,445	1,737,220
Commitments and contingencies (Note 16)
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 127,054 and 115,432 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,211 and 35,227 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 2,280 and 3,545 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	581,261	517,074
Accumulated other comprehensive income	48	628
Retained earnings	99,508	19,666
Total stockholders' equity attributable to Dutch Bros Inc.	680,818	537,369
Non-controlling interests	217,051	226,496
Total equity	897,869	763,865
Total liabilities and equity	$3,009,314	$2,501,085
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 96

DUTCH BROS INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenues
Company-operated shops	$1,509,329	$1,165,830	$857,939
Franchising and other	128,830	115,185	107,837
Total revenues	1,638,159	1,281,015	965,776

Costs and Expenses
Cost of sales	1,214,213	940,886	714,480
Selling, general and administrative	262,766	234,036	205,074
Total costs and expenses	1,476,979	1,174,922	919,554

Income from operations	161,180	106,093	46,222

Other expense
Interest expense, net	(28,305)	(27,020)	(32,321)
Other income	2,748	5,812	3,018
Total other expense	(25,557)	(21,208)	(29,303)

Income before income taxes	135,623	84,885	16,919
Income tax expense	18,348	18,435	6,967
Net income	$117,275	$66,450	$9,952
Less: Net income attributable to non-controlling interests	37,433	31,192	8,234
Net income attributable to Dutch Bros Inc.	$79,842	$35,258	$1,718
Net income per share of Class A and Class D common stock[1]:
Basic	$0.64	$0.34	$0.03
Diluted	$0.64	$0.34	$0.03
Weighted-average shares of Class A and Class D common stock outstanding[1]:
Basic	125,329	103,504	62,074
Diluted	125,764	104,129	62,074
_________________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
See accompanying notes to consolidated financial statements.

Dutch Bros Inc.| Form 10-K | 97

DUTCH BROS INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$117,275	$66,450	$9,952
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax (benefit) expense of $(224), $(83) and $10, respectively	(951)	(1)	(748)
Comprehensive income	116,324	66,449	9,204
Less: comprehensive income attributable to non-controlling interests	37,062	31,107	7,755
Comprehensive income attributable to Dutch Bros Inc.	$79,262	$35,342	$1,449
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 98

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	79,842	37,433	117,275
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $224	—	—	—	—	—	—	(108)	(580)	—	(371)	(1,059)
Equity-based compensation expense	—	—	—	—	—	—	12,794	—	—	5,228	18,022
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	358	—	—	—	—	—	(8,850)	—	—	(3,675)	(12,525)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	11,264	—	—	—	(1,264)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	41,193	—	—	(41,193)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	19,158	—	—	—	19,158
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, December 31, 2025	127,054	$1	35,211	$—	2,280	$—	$581,261	$48	$99,508	$217,051	$897,869

Dutch Bros Inc.| Form 10-K | 99

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity (continued)

Year Ended December 31, 2024

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921
Net income	—	—	—	—	—	—	—	—	—	—	35,258	31,192	66,450
Unrealized gain (loss) on derivative securities, effective portion, net of income tax benefit of $83	—	—	—	—	—	—	—	—	(338)	84	—	(85)	(339)
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,980	—	—	4,502	11,482
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	83	—	—	—	—	—	—	—	1,743	—	—	(2,812)	(1,069)
Issuance of Class A common stock in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class B and C common stock, pursuant to exchange transactions	45,391	—	(2,402)	—	(32,319)	—	(10,669)	—	—	—	—	—	—
Effect of exchange transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	115,989	—	—	(115,989)	—
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	388	—	—	—	388
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	—	—	12,921	—	—	—	12,921
Class B common stock decoupled from Dutch Bros OpCo Class A common units, surrendered and cancelled	—	—	(23,000)	(1)	—	—	—	—	—	—	—	—	(1)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	(1,888)	(1,888)
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	—	$—	$517,074	$628	$19,666	$226,496	$763,865

Dutch Bros Inc.| Form 10-K | 100

DUTCH BROS INC.
Consolidated Statements of Stockholders’ Equity (continued)

Year Ended December 31, 2023

	Dutch Bros. Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	45,544	$1	64,699	$1	41,056	$—	12,411	$—	$145,613	$813	$(17,310)	$122,858	$251,976
Net income	—	—	—	—	—	—	—	—	—	—	1,718	8,234	9,952
Unrealized loss on derivative securities, effective portion, net of income tax expense of $10	—	—	—	—	—	—	—	—	(217)	(269)	—	(479)	(965)
Equity-based compensation expense	—	—	—	—	—	—	—	—	15,177	—	—	24,045	39,222
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax	140	—	—	—	—	—	—	—	(661)	—	—	(1,234)	(1,895)
Issuance of Class A common stock sold pursuant to follow-on offering, net of offering costs	13,269	—	—	—	—	—	—	—	330,081	—	—	—	330,081
Issuance of Class A common stock, in exchange for surrender and cancellation of Class D common stock, and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class C common stock, pursuant to exchange transactions	11,005	—	(4,070)	—	(5,192)	—	(1,742)	—	—	—	—	—	—
Impact of Tax Receivable Agreements	—	—	—	—	—	—	—	—	301	—	—	—	301
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	—	—	(158,152)	—	—	158,152	—
Tax impacts of follow-on offering	—	—	—	—	—	—	—	—	46,594	—	—	—	46,594
Tax impacts of other equity-related transactions	—	—	—	—	—	—	—	—	655	—	—	—	655
Balance, December 31, 2023	69,958	$1	60,629	$1	35,864	$—	10,669	$—	$379,391	$544	$(15,592)	$311,576	$675,921

See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 101

DUTCH BROS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$117,275	$66,450	$9,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,133	93,005	69,135
Non-cash interest expense	824	1,113	887
Non-cash donation expense	—	1,811	—
(Gain) loss on disposal of assets	300	(1,277)	(23)
Loss on extinguishment of debt	809	—	—
Equity-based compensation	18,022	11,482	39,222
Deferred income taxes	17,617	15,421	5,946
Remeasurement gain on TRAs	(4,767)	(4,247)	(2,638)
Non-cash operating lease cost	20,666	15,765	11,413
Changes in operating assets and liabilities:
Accounts receivable, net	(7,789)	(1,474)	2,842
Inventories, net	(12,429)	10,465	(7,724)
Prepaid expenses and other current assets	(3,656)	(2,282)	(4,775)
Other long-term assets	(1,961)	611	(578)
Accounts payable	3,706	3,658	3,903
Other current liabilities	20,426	29,618	15,921
Deferred revenue	13,693	13,858	5,571
Other long-term liabilities	(8)	—	—
Operating lease liabilities	(2,316)	(7,545)	(9,139)
Net cash provided by operating activities	295,545	246,432	139,915
Cash flows from investing activities:
Purchases of property and equipment	(241,134)	(221,738)	(228,457)
Proceeds from disposal of property and equipment	66	9,666	1,177
Net cash used in investing activities	(241,068)	(212,072)	(227,280)
Cash flows from financing activities:
Proceeds from line of credit	—	2,449	90,000
Payments on line of credit	—	(2,449)	(202,705)
Payments on finance lease liabilities	(16,105)	(10,541)	(12,432)
Proceeds from long-term debt	250,000	150,000	1,647
Payments on long-term debt	(286,685)	(11,053)	(2,613)
Payments of debt issuance costs	(1,547)	—	(1,350)
Proceeds from equity offering, net of underwriting discounts and commissions	—	—	331,200
Payment of deferred offering costs	—	—	(1,119)
Tax withholding payments upon vesting of equity awards	(12,525)	(1,069)	(1,896)
Distributions to non-controlling interest holders	(6,867)	(1,888)	—
Payments under tax receivable agreements	(4,698)	—	—
Net cash provided by (used in) financing activities	(78,427)	125,449	200,732
Net increase (decrease) in cash and cash equivalents	(23,950)	159,809	113,367
Cash and cash equivalents, beginning of period	293,354	133,545	20,178
Cash and cash equivalents, end of period	$269,404	$293,354	$133,545

Dutch Bros Inc.| Form 10-K | 102

DUTCH BROS INC.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$38,973	$39,103	$34,969
Income taxes paid	996	2,253	1,731
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment recorded as liabilities as of end of period	10,804	12,635	13,880
See accompanying notes to consolidated financial statements.
Dutch Bros Inc.| Form 10-K | 103

DUTCH BROS INC.
Index for Notes to Consolidated Financial Statements
Dutch Bros Inc.| Form 10-K | 104

DUTCH BROS INC.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) operates and franchises drive-thru shops as well as sells and distributes coffee, coffee-related products, and accessories. As of December 31, 2025, there were 1,136 shops in operation in 25 U.S. states, of which 811 were company-operated and 325 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of December 31, 2025, Dutch Bros Inc. held 100.0% of the voting interest and 71.6% of the economic interest of Dutch Bros OpCo. The Continuing Members held no voting interest and the remaining 28.4% of the economic interest of Dutch Bros OpCo.
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
During 2025, in connection with various equity-related transactions by our Sponsor and Co-Founder, the Company issued approximately 11.3 million shares of Class A common stock in exchange for the cancellation of approximately 1.3 million shares of Class C common stock and conversion of approximately 11.3 million Dutch Bros OpCo Class A common units on a one-for-one basis. These transactions in total increased the Company’s interest in Dutch Bros OpCo to 71.6% as of December 31, 2025.
During 2024, in connection with various equity-related transactions by our Sponsor and Co-Founder, the Company issued approximately 45.4 million shares of Class A common stock in exchange for approximately 10.7 million shares of Class D common stock and conversion of approximately 34.7 million Dutch Bros OpCo Class A common units on a one-for-one basis.
Dutch Bros Inc.| Form 10-K | 105

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
Our consolidated financial statements as of December 31, 2025 and for the three years then ended have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
Reclassifications
As of December 31, 2025, the following reclassifications were made to the prior year balance sheet presentation to better reflect the nature of the assets and liabilities:
•Goodwill and Intangibles, net were consolidated into Other long-term assets. See NOTE 7 — Other Long-Term Assets for additional details.
•Operating and finance lease right-of-use assets are presented within Lease right-of-use assets, net, and the related lease liabilities are presented within Current portion of lease liabilities and Lease liabilities, net of current portion, on the Consolidated Balance Sheets. See NOTE 8 — Leases for additional details.
•The separate balance sheet line items of Accrued compensation and benefits, Other accrued liabilities and Other current liabilities have been combined into a single line item titled Other current liabilities. See NOTE 5 — Supplemental Financial Information for additional details.
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
Dutch Bros Inc.| Form 10-K | 106

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
Our consolidated balance sheets include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of our variable-rate credit facilities approximate their carrying amounts as the cost of borrowing is variable and approximates current market prices, which is considered Level 2 in the fair value hierarchy.
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
Dutch Bros Inc.| Form 10-K | 107

Refer to NOTE 10 — Derivative Financial Instrument for further discussion of the Company’s derivative instruments.
Accounts Receivable
Accounts receivable, net of allowance for credit losses, consist primarily of royalty revenues, outstanding balances for sales of roasted coffee beans, Dutch Bros Rebel, retail gift cards, other retail-related supplies to franchisees, and vendor rebates. The allowance for credit losses is estimated based on our historical losses adjusted for current, reasonable and supportable forecasts of economic conditions and other pertinent factors affecting our customers and vendors, including review of specific accounts, financial stability and credit worthiness. Accounts receivable are charged off against the allowance for credit losses when the financial condition of our customers and vendors is adversely affected and they are unable to meet their financial obligations. We had no allowance for credit losses at December 31, 2025 and 2024.
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
Property and Equipment
Property and equipment, net are stated at cost less accumulated depreciation. Expenditures for maintenance, repairs, and routine replacements are charged to expense as incurred. Expenditures for major repairs and improvements that extend the useful lives of property and equipment are capitalized. When property or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in income from operations in the accompanying consolidated statements of operations. Depreciation is computed on a straight-line basis over the following useful lives:

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
Dutch Bros Inc.| Form 10-K | 108

Leases
We lease our company-operated shops, warehouse facilities, headquarters buildings, and certain equipment under non-cancelable lease agreements that expire on various dates through 2050. Our real estate leases consist of build-to-suit and commercial ground leases with typical initial terms of 15 or 20 years, respectively and include one to three renewal periods of five-years each. Renewals are included in the lease term when it is reasonably certain that the renewal period will be exercised. We recognize a right-of-use asset and lease liability for each lease with a contractual term of greater than 12 months at lease inception, and have elected not to recognize leases with terms of 12 months or less.
We calculate right-of-use assets and lease liabilities based on the present value of the fixed minimum lease payments, including any estimated lease incentives, at lease commencement using an estimated incremental borrowing rate corresponding to the lease term and applied on a portfolio basis. We’ve elected not to separate lease and non-lease components on real estate leases.
Lease classification is determined as operating or finance at lease commencement, and expense recognition occurs over the lease term from the date we take possession of the property. For operating leases, expense is recognized on a straight-line basis; for finance leases, expense is recognized on an accelerated basis. We record lease expense in cost of sales and selling, general and administrative expense on our consolidated statements of operations. Variable lease costs are expensed as incurred and recognized in cost of sales on the consolidated statements of operations.
From time to time we may have sale and leaseback transactions that do not qualify for sale-leaseback accounting because of our deemed continuing involvement. Additionally, we may procure a building related to an acquired lease in an asset acquisition. Both of these types of transactions are recorded under the financing method. These financing obligations are included in long-term debt on our consolidated balance sheets.
For additional information, see NOTE 8 — Leases and NOTE 9 — Debt to the consolidated financial statements.
Goodwill
Recoverability of goodwill is reviewed by reporting unit at least annually, as of the beginning of our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we are required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. We performed the annual qualitative impairment assessments for each of the three years in the period ended December 31, 2025, and no impairment charges were recognized, nor were there any accumulated impairment losses.
Dutch Bros Inc.| Form 10-K | 109

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual shop, and requires judgment and an estimate of future undiscounted shop-generated cash flows. Estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. We test for recoverability by comparing the carrying value of the asset to the undiscounted cash flows. If the carrying value is not recoverable, we would recognize an impairment loss if the carrying value of the asset exceeds the fair value. We performed the annual assessments for each of the three years in the period ended December 31, 2025, and no impairment charges were recognized, nor were there any accumulated impairment losses.
Revenue Recognition
Consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives.
Company-operated Shops Revenue
Retail sales from company-operated shops are recognized at the point in time when the products are sold to the customers. We report revenues net of sales taxes collected from customers and remitted to government taxing authorities.
Loyalty Program
The Company operates Dutch Pass, our digital loyalty program accessible via mobile app, which provides customers the opportunity to collect points based on purchases. Points can be redeemed for rewards which include free drinks. Additionally, customers can receive birthday and other promotional awards within Dutch Pass.
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
Gift Card Program
We maintain a contract liability for physical gift cards sold at Company-owned shops, digital gift cards, and retail gift cards purchased at third party retails stores, recognizing revenue when a gift card is redeemed. Gift cards do not have an expiration date or a service fee causing a decrement to the customer balance. Program costs related to retail gift cards sales are deferred and recognized in selling general and administrative expenses in the period in which the gift cards are redeemed. Based on historical redemptions rates, a portion of gift cards are not expected to be redeemed and are recognized as breakage. Our breakage income is not material.
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
Dutch Bros Inc.| Form 10-K | 110

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
Advertising Expense
Advertising costs are expensed as incurred. Company-operated shop advertising expenses are included within Cost of sales; company-wide promotions and initiatives are included within Selling, general and administrative expenses. See NOTE 5 — Supplemental Financial Information for additional details.
Equity-based Compensation
The Company granted time-based RSAs to certain officers and employees in connection with the IPO which, as of December 31, 2024, had each fully vested. Additionally, the Company grants time-based RSUs to directors and certain employees. These awards vest over a three-year service period with one-third of the award value vesting annually. The RSUs are accounted for as equity-classified awards, and are granted at the fair value of the underlying Class A common stock of Dutch Bros Inc. as of the grant date.
In 2025, the Company granted PSUs to a small group of senior management employees. The PSUs are subject to a three-year plus maximum 90-day service period and a market condition. The number of shares of Dutch Bros Inc.'s Class A common stock to be received at vesting range from 0% to 200% of the target amount. The payout percentage is based on TSR performance measured during a three-year performance period that commences on the grant date of any given award and ends three years from that date. TSR performance is measured based on Dutch Bros Inc.'s stock price appreciation compared to peer companies' stock price appreciation during the performance period. The PSUs are accounted for as equity-classified awards, valued upon grant using the Monte Carlo Simulation model.
Vesting of all awards granted are subject to the grantee’s continued service at Dutch Bros through the applicable vesting date. The cost of the Company’s equity awards is recognized as expense over the grantee’s requisite service period, and forfeitures are accounted for as they occur.
Dutch Bros Inc.| Form 10-K | 111

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
Income Per Share
Basic income per share of Class A and Class D common stock is computed by dividing net income attributable to Dutch Bros Inc. by the weighted-average number of shares of Class A and Class D common stock outstanding during the period. Diluted income per share of Class A and Class D common stock is computed by dividing net income attributable to Dutch Bros Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. Share counts used in the diluted income per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method for RSAs, RSUs and PSUs, and under the if-converted method for the outstanding convertible Class B and Class C common stock, if dilutive.
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
Dutch Bros Inc.| Form 10-K | 112

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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. We adopted ASU 2023-09 on a retrospective basis, and the standard has had no material impact on our consolidated financial statements. We have, however, provided additional detail and disclosures under the new guidance in NOTE 12 — Income Taxes.
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Company-operated shops	$1,509,329	$1,165,830	$857,939
Franchising	122,046	109,610	101,907
Other	6,784	5,575	5,930
Total revenues	$1,638,159	$1,281,015	$965,776
Dutch Bros Inc.| Form 10-K | 113

Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Gift card and loyalty programs	$62,014	$48,265
Initial unearned franchise fees	2,562	2,618
Total deferred revenue	$64,576	$50,883

Deferred revenue activity was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$50,883	$37,025
Revenue deferred [1]	567,005	419,107
Revenue recognized [2]	(553,256)	(405,458)
Other deferred revenue, net	(56)	209
Ending balance	64,576	50,883
Less: current portion	(55,658)	(42,868)
Deferred revenue, net of current portion	$8,918	$8,015
_______________
1 Revenue deferred includes gift card activations, loyalty app cash loads and loyalty points and rewards earned.
2 Revenue recognized includes redemptions of gift cards, loyalty app and loyalty rewards redemptions, and breakage.
Dutch Bros Inc.| Form 10-K | 114

Revenue recognized during each of the three years in the period ended December 31, 2025, that was included in the respective deferred revenue liability balances at the beginning of the period, are shown below.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Gift card redemptions [1]	$8,072	$6,215	$5,149
Earned franchise fees	430	450	454
_____________________
1    Amounts exclude cash loads and transactions related to our loyalty rewards program.
Future recognition of initial unearned franchise fees as of December 31, 2025 is as follows:

(in thousands)
2026	427
2027	382
2028	333
2029	288
2030	256
Thereafter	876
Total	$2,562
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
On May 13, 2025, our Board of Directors approved the plan for an additional restructuring program, primarily related to the relocation and streamlining of our remaining back-office operations from our former Grants Pass, Oregon headquarters to our newly-designated Phoenix office corporate headquarters. Affected employees were either offered an opportunity to relocate and continue employment in the Phoenix office or were offered a severance package; these communications were largely completed by May 20, 2025. During the year ended December 31, 2025, we incurred approximately $7.0 million in charges for this program and expect to incur total aggregate charges of approximately $9.0 million through completion, consisting of (i) employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) other costs, including consulting fees. As of December 31, 2025, substantially all of our headquarters employees have been relocated to our Phoenix office. We expect this program to be completed by the end of the second quarter of 2026.
Dutch Bros Inc.| Form 10-K | 115

During the years ended December 31, 2025 and 2024 we recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Relocation and travel costs	$3,288	$11,403
Termination benefits	4,319	4,146
Total employee-related costs	7,607	15,549
Duplicate rent	244	461
Consulting	387	55
Total other costs	631	2,327
Total restructuring costs incurred	$8,238	$17,876
As of December 31, 2025 and 2024, the accruals for corporate restructuring costs are included in accounts payable, and other current liabilities on the consolidated balance sheets. The following table summarizes the activity for the restructuring liabilities during the year ended December 31, 2025:

(in thousands)	December 31, 2024	Charges	Cash Payments	December 31, 2025
Relocation and travel costs	$698	$3,288	$(3,818)	$168
Termination benefits	2,028	4,319	(4,400)	1,947
Total employee-related costs	2,726	7,607	(8,218)	2,115
Duplicate rent	—	244	(244)	—
Consulting	55	387	(433)	9
Total other costs	55	631	(677)	9
Totals	$2,781	$8,238	$(8,895)	$2,124
NOTE 5 — Supplemental Financial Information
Inventories
Inventories, net consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$25,516	$14,594
Finished goods	23,401	21,894
Total inventories	$48,917	$36,488
Other current liabilities
Other current liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$50,314	$49,778
Sales, use and property taxes payable	15,354	4,667
Other accrued liabilities	33,505	28,916
Other current liabilities	$99,173	$83,361
Dutch Bros Inc.| Form 10-K | 116

Employee benefit plan contribution
Our 401(k) plan covers substantially all employees who meet certain requirements. Contributions to the 401(k) plan are determined by each participant by means of an elective compensation deferral, subject to annual limits. We match 100% of employee contributions, up to 4% of eligible compensation. The total employer matching contributions to the 401(k) plan recognized in our consolidated statements of operations were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of sales	$45	$62	$60
Selling, general, and administrative expenses	3,426	2,909	2,281
Total employer matching contributions	$3,471	$2,971	$2,341
Advertising expense
Advertising expenses consisted of the following for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of sales	$26,270	$21,897	$18,946
Selling, general and administrative	12,752	17,313	10,953
Total advertising expense	$39,022	$39,210	$29,899
NOTE 6 — Property and Equipment
Property and equipment, net consisted of the following:

(dollars in thousands)	Useful Life (Years)			December 31, 2025	December 31, 2024
Software	3			$14,630	$10,666
Equipment and fixtures	3	—	7	305,116	229,307
Leasehold improvements	5	—	15	68,023	54,535
Buildings	10	—	39	616,299	487,060
Land	N/A			7,022	7,022
Construction-in-progress [1]	N/A			75,225	71,951
Property and equipment, gross				1,086,315	860,541
Less: accumulated depreciation				(261,813)	(176,570)
Property and equipment, net				$824,502	$683,971
_______________
1    Construction-in-progress primarily consisted of construction and equipment costs for new and existing shops.
Depreciation expense included in our consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of sales	$82,850	$63,707	$42,807
Selling, general, and administrative	3,339	1,229	1,634
Total depreciation expense	$86,189	$64,936	$44,441
Dutch Bros Inc.| Form 10-K | 117

NOTE 7 — Other Long-Term Assets
The details of other long-term assets were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Reacquired franchise rights[1]	$27,049	$27,049
Less: accumulated amortization	(25,539)	(24,102)
Reacquired franchise rights, net	1,510	2,947
Goodwill	21,629	21,629
Other	2,385	2,592
Total other long-term assets, net	$25,524	$27,168
_______________
1 Weighted-average amortization periods (in years) were 2.93 and 2.94 for the years ended December 31, 2025 and 2024, respectively.
Amortization expense of reacquired franchise rights included in our consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of sales	$1,437	$2,468	$3,389
The estimated future amortization expense of the reacquired franchise rights as of December 31, 2025 is as follows:

(in thousands)
2026	682
2027	383
2028	247
2029	153
2030	42
Thereafter	3
Total	$1,510
Dutch Bros Inc.| Form 10-K | 118

NOTE 8 — Leases
A summary of finance and operating lease right-of-use assets and lease liabilities as of December 31, 2025 and December 31, 2024 is as follows:

(in thousands)	Balance Sheet Classification	December 31, 2025	December 31, 2024
Right-of-use assets
Finance leases		$406,381	$374,623
Operating leases		448,958	315,256
	Lease right-of-use assets, net	$855,339	$689,879
Lease liabilities
Current lease liabilities
Finance leases		$17,298	$13,256
Operating leases		19,168	13,979
	Current portion of lease liabilities	36,466	27,235
Non-current lease liabilities
Finance leases		402,697	369,297
Operating leases		449,683	309,311
	Lease liabilities, net of current portion	852,380	678,608
Total lease liabilities		$888,846	$705,843
The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Year Ended December 31,
(in thousands)		2025	2024	2023
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$27,467	$25,551	$21,290
Amortization of right-of-use assets	Selling, general, and administrative	40	50	15
Interest on lease liabilities	Interest expense	23,289	22,053	17,516
Total finance lease costs		50,796	47,654	38,821

Operating lease costs
Lease expenses	Cost of sales	40,829	28,703	19,385
Lease expenses	Selling, general, and administrative	2,835	1,646	55
Total operating lease costs		43,664	30,349	19,440

Variable lease costs	Cost of sales	9,652	6,874	5,216
Total lease costs		$104,112	$84,877	$63,477
Dutch Bros Inc.| Form 10-K | 119

Future minimum lease payments for finance and operating lease liabilities as of December 31, 2025 are as follows:

(in thousands)	Finance	Operating
2026	$41,575	$35,367
2027	40,644	46,409
2028	41,786	45,965
2029	42,715	46,706
2030	43,118	47,384
Thereafter	431,664	544,593
Total	$641,502	$766,424
Less: imputed interest	(221,507)	(297,573)
Present value of minimum lease payments	419,995	468,851
Less: current portion	(17,298)	(19,168)
Lease liabilities, net of current portion	$402,697	$449,683
A summary of lease terms and discount rates for finance and operating leases is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Finance leases	14.5	15.3
Operating leases	15.5	15.5

Weighted-average discount rate (percentages)
Finance leases	6.0%	6.0%
Operating leases	6.3%	5.9%
Supplemental cash flow information related to leases is as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$23,289	$22,053	$17,516
Operating cash flows from operating leases[1]	25,316	22,127	17,167
Financing cash flows from finance leases	16,105	10,541	12,432
Right-of-use assets obtained in exchange for lease obligations
Finance leases	53,547	15,838	144,588
Operating leases	148,332	130,059	40,253
_______________
1 For the year ended December 31, 2025, the amount presented is net of a $5.4 million tenant improvement allowance received from the landlord related to our Arizona headquarters office lease.
Dutch Bros Inc.| Form 10-K | 120

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
On the Effective Date, we drew the full $150 million in term loan and $50 million in revolving loans under the 2025 Credit Facility, and all outstanding debt under the 2022 Credit Facility was repaid. As a result of the amendment and restatement, we recognized a loss on debt extinguishment of approximately $2.0 million, comprised of: (i) approximately $1.2 million of fees to intermediaries and other costs related to the 2025 Credit Facility, and (ii) the write-off of approximately $0.8 million unamortized loan costs related to the 2022 Credit Facility. These expenses were recognized in Other income (expense), net on our consolidated statements of operations. In addition, we capitalized approximately $1.5 million of debt issuance costs related to the 2025 Credit Facility in Long-term debt, net of current portion on our consolidated balance sheets.
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
As of December 31, 2025, $50.0 million was outstanding on our revolving credit facility, and $435.8 million was available for borrowing, net of $14.2 million in letters of credit, and approximately $148.1 million of principal was outstanding on the term loan facility. The revolving loan and term loan both bear interest at approximately 5.22% as of December 31, 2025, excluding any impacts from our interest rate swap. We were in compliance with our financial covenants as of that date.
Dutch Bros Inc.| Form 10-K | 121

Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	December 31, 2025	December 31, 2024
Term loan under credit facility	$148,125	$234,688
Revolving loan under credit facility	50,000	—
Finance obligations[1]	4,162	3,022
Unsecured note payable	176	299
Total debt	202,463	238,009
Less: loan origination fees	(2,287)	(943)
Less: current portion	(3,881)	(17,311)
Total long-term debt, net of current portion	$196,295	$219,755
_______________
1    Represents failed sale-leaseback arrangements, and also in 2025, a consideration payable associated with acquired leases.
Future annual maturities of long-term debt as of December 31, 2025 are as follows:

(in thousands)
2026	3,881
2027	5,670
2028	7,500
2029	11,250
2030	170,000
Thereafter	4,162
Total	$202,463
NOTE 10 — Derivative Financial Instrument
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of December 31, 2025, the interest rate swap had a notional amount of approximately $59.1 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of December 31, 2025, the one-month adjusted term SOFR was 3.72%.
Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of December 31, 2025, we expect to reclassify a gain of approximately $0.5 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-K | 122

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	December 31, 2025	December 31, 2024
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$466	$953
Interest rate swap contract	Other long-term assets	36	832
Total derivative instrument designated as cash flow hedge		$502	$1,785

		Year Ended December 31,
(in thousands)	Financial Statements Classification	2025	2024	2023
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$(112)	$1,661	$954
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(1,063)	(1,745)	(1,692)
Income tax benefit (expense)	Statements of Operations - Income tax expense	224	83	(10)
The amendment to our credit facility, as discussed in NOTE 9 — Debt, had no impact on our interest rate swap derivative.
NOTE 11 — Tax Receivable Agreements
The changes related to our TRAs liability were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$627,834	$290,920
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	202,680	341,161
TRAs payments	(4,698)	—
TRAs remeasurements [1]	(4,767)	(4,247)
Ending balance	$821,049	$627,834
Less: current portion	(7,696)	(71)
TRAs liability, net of current portion	$813,353	$627,763
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRA.
Dutch Bros Inc.| Form 10-K | 123

NOTE 12 — Income Taxes
Our income before income taxes is domestic-sourced only, and was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income before income taxes	$135,623	$84,885	$16,919
Our income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income taxes
Federal	$200	$396	$193
State and local	530	2,653	844
Total current income taxes	730	3,049	1,037
Deferred tax expense
Federal	13,391	8,520	1,605
State and local	4,227	6,866	4,325
Total deferred income taxes	17,618	15,386	5,930
Income tax expense	$18,348	$18,435	$6,967
Dutch Bros Inc.| Form 10-K | 124

Our effective income tax rate differs from the U.S. federal statutory income tax rate as itemized below:

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	$	%	$	%	$	%
U.S. federal statutory income tax rate	28,481	21.0	17,826	21.0	3,553	21.0
Domestic state and local income taxes, net of federal effect [1]	4,749	3.5	9,497	11.2	4,245	25.1
Domestic federal:
Tax credits:
Tip credit	(6,415)	(4.7)	(4,258)	(5.0)	(2,040)	(12.1)
Other	(243)	(0.2)	(149)	(0.2)	(138)	(0.8)
Nontaxable and nondeductible items:
Income allocable to non-controlling interests not subject to tax	(8,108)	(6.0)	(6,950)	(8.2)	(1,944)	(11.5)
Stock compensation - (windfall) shortfall	(3,267)	(2.4)	257	0.3	644	3.8
Stock compensation - RSAs	—	—	40	—	2,385	14.1
Section 162(m) compensation limitation	1,461	1.1	—	—	122	0.7
TRA remeasurement	(1,001)	(0.7)	(892)	(1.0)	(556)	(3.3)
Tip credit addback	1,380	1.0	884	1.0	423	2.5
Other	271	0.2	913	1.1	249	1.5
Changes in valuation allowance	1,247	0.9	(157)	(0.2)	(57)	(0.3)
Impact of TRA adjustments	359	0.2	965	1.2	(15)	(0.1)
Other	(566)	(0.4)	459	0.5	96	0.6
Total	18,348	13.5	18,435	21.7	6,967	41.2
_________________
1 For the years ended December 31, 2025, 2024 and 2023, domestic state and local income taxes, net of federal effect primarily relate to the state of Oregon.

Our income taxes paid (net of refunds) consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. federal	$54	$370	$239
U.S. state and local total	943	1,884	1,492
Total	$996	$2,253	$1,731
Dutch Bros Inc.| Form 10-K | 125

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Tennessee	*	$1,276	*
Oregon	545	263	773
Texas	393	217	395
_________________
* Jurisdiction did not exceed the 5% threshold in the period presented.
The components of our deferred tax assets are as follows1:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Investment in Dutch Bros OpCo	$833,598	$678,358
Net operating loss carryforwards	94,290	50,862
Credit carryforwards	16,056	9,399
Charitable contribution carryforward	3,030	1,505
Other	1,825	2,865
Total deferred tax assets	948,799	742,989
Less: valuation allowance	(2,228)	(863)
Net deferred tax assets	$946,571	$742,126
_________________
1 Certain prior year balances have been reclassified to conform with current year presentation.
We recognize deferred tax assets to the extent, based on available evidence, that it is more-likely-than-not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the years ended December 31, 2025 and 2024, we recorded a valuation allowance on our deferred tax assets, primarily related to charitable contributions, of which we do not expect to recognize benefit from in the foreseeable future. We have no deferred tax liabilities.
During 2025, in connection with our Tax Receivable Agreements, deferred tax assets associated with our investment in Dutch Bros OpCo increased $221.7 million due to the exchange of approximately 11.3 million units of our Class A common units for Class A common stock. In addition, during 2025 the TRA liability increased $202.7 million as a result of these exchanges. See NOTE 11 — Tax Receivable Agreements for additional details.
As of December 31, 2025, we had U.S. federal net operating losses of $386.9 million and tax credit carryforwards of approximately $16.1 million. Our federal net operating losses do not expire and tax credits will begin to expire in 2038, if not utilized. As of December 31, 2025, we had $248.4 million of state tax net operating losses and no state tax credits. Of the state tax net operating losses, $176.6 million will begin to expire in 2033 if not utilized and the remaining $71.8 million do not expire.
Dutch Bros Inc.| Form 10-K | 126

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
There were no interest and penalties accrued for the three years ended December 31, 2025. We have assessed our tax positions taken and concluded there are no significant uncertain tax positions. We have no unrecognized tax benefits as of December 31, 2025 or 2024, that, if recognized, would affect the amount of income tax expense reported.
We file returns with the Internal Revenue Service and multiple state jurisdictions, which are subject to examination by the taxing authorities for years 2019 and later. The earlier tax years are subject to examination due to the utilization of net operating losses in recent tax years. None of our federal or state income tax returns are currently under examination by federal or state taxing authorities.
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes several significant changes in the U.S. tax law, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. This legislation was enacted during the third quarter of 2025, resulting in an increase to our valuation allowance related to the realizability of our charitable contributions carryforward. Other than the permanent extension of bonus depreciation provisions in the OBBBA, which will lower near term cash distributions to the members of Dutch Bros OpCo (including Dutch Bros Inc.), we do not expect the effects of this legislation to have a material impact on the Company’s financial results.
NOTE 13 — Equity-Based Compensation
Equity Awards
As of December 31, 2025, we had equity-based compensation awards outstanding consisting of RSUs and PSUs with three years service vesting periods. Awards currently outstanding vest under one of the following schedules:
•Approximately one-third installments on each first, second, and third anniversary of the vesting commencement date;
•50% each of the second and third anniversaries of the vesting commencement date; or
•100% vesting after completion of three years service period with maximum 90-day determination period.
We estimate the fair value of PSUs using a Monte Carlo simulation model at the grant date. The estimated grant date fair value of $132.96 was derived from inputs and assumptions utilized in the valuation model as follows:

	Year Ended December 31,
	2025	2024
Grant date stock price	$82.03	N/A
Beginning average price[1]	$67.71	N/A
Risk-free interest rate	4.2%	N/A
Volatility	63.1%	N/A
_________________
1 Beginning average price is calculated as the volume-weighted average daily closing stock price over the 30 trading days preceding the start of the PSU performance period.
Dutch Bros Inc.| Form 10-K | 127

Restricted and Performance Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	1,211	$32.38
New grants	345	75.16
Vested	(521)	34.71
Forfeitures	(193)	40.74
Balance, December 31, 2025	842	$46.55
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2024	—	$—
New grants	63	132.96
Forfeitures	(8)	132.96
Balance, December 31, 2025	55	$132.96
Total release date fair value of vested equity awards for each of the three years in the period ended December 31, 2025 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2025		2024		2023
	Awards/units	W/A vest date fair value	Awards/units	W/A vest date fair value	Awards/units	WA vest date fair value
RSAs	—	$—	39,752	$30.99	37,373	$27.36
RSUs	39,730	76.31	3,825	32.25	6,185	27.16
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of sales	$2,136	$887	$—
Selling, general, and administrative expenses	15,886	10,595	39,222
Total stock-based compensation expense	$18,022	$11,482	$39,222
Dutch Bros Inc.| Form 10-K | 128

As of December 31, 2025, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $30.4 million, which will be recognized as follows:

(in thousands)
2026	$16,603
2027	11,014
2028	2,786
Total unrecognized stock-based compensation	$30,403
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
The following table summarizes the ownership interest in Dutch Bros OpCo¹:

	December 31, 2025
(units in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	127,054	71.6%
Dutch Bros OpCo Class A common units held by non-controlling interest holders[2]	50,481	28.4%
Total Dutch Bros OpCo Class A common units outstanding	177,535	100.0%
_______________
1 Dutch Bros OpCo effected a recapitalization on February 7, 2025. For additional information, refer to NOTE 1 — Organization and Background.
2 Non-controlling interest ownership includes approximately 13 million Class A common units that were decoupled from Class B common shares; these units can be converted on a one-for-one basis to Class A common stock.
Dutch Bros Inc.| Form 10-K | 129

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income attributable to Dutch Bros Inc.	$79,842	$35,258	$1,718
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	(580)	84	(269)
Additional paid-in capital:
Increase as a result of equity-based compensation	12,794	6,980	15,177
Increase (decrease) as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(8,850)	1,743	(661)
Increase (decrease) as a result of the acquisition of Dutch Bros OpCo Class A common units	41,193	115,989	(158,152)
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$124,399	$160,054	$(142,187)
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Weighted-average ownership percentage of non-controlling interest holders	29.4%	41.6%	62.8%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amounts paid to non-controlling interest holders	$6,867	$1,888	$—
NOTE 15 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A and Class D common stock for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Numerator:
Net income	$117,275	$66,450	$9,952
Less: Net income attributable to non-controlling interests	37,433	31,192	8,234
Net income attributable to Dutch Bros Inc.	$79,842	$35,258	$1,718
Dutch Bros Inc.| Form 10-K | 130

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$79,842	$35,258	$1,718
Denominator:
Weighted-average number of shares of Class A and Class D common stock outstanding - basic ¹	125,329	103,504	62,074
Basic net income per share attributable to common stockholders ¹	$0.64	$0.34	$0.03
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$79,842	$35,258	$1,718
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	92	110	—
Allocation of undistributed net income	$79,934	$35,368	$1,718
Denominator:
Number of shares used in basic computation	125,329	103,504	62,074
Add: weighted-average effect of dilutive securities
RSAs	—	12	—
RSUs	435	613	—
Weighted-average number of shares of Class A and Class D common stock outstanding used to calculate diluted net income per share ¹	125,764	104,129	62,074
Diluted net income per share attributable to common stockholders ¹	$0.64	$0.34	$0.03
_______________
1 Class D common shares were included in net income per share and weighted-average number of shares calculations in periods prior to June 2024. As of June 2024, all Class D common shares were converted to Class A common shares.
The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Year Ended December 31,
(in thousands)	2025	2024	2023
RSAs	—	—	1,283
RSUs	218	90	648
PSUs	51	—	—
Total anti-dilutive securities	269	90	1,931
Dutch Bros Inc.| Form 10-K | 131

NOTE 16 — Commitments and Contingencies
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
Guarantees
We periodically provide guarantees to franchise partners for lease payments. As of December 31, 2025 and December 31, 2024, we had guaranteed approximately $7.8 million and $8.2 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the consolidated financial statements.
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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of December 31, 2025, Dutch Bros Inc. recognized $821.0 million of liabilities related to its obligations under the TRAs. Refer to NOTE 11 — Tax Receivable Agreements for additional information.
Dutch Bros Inc.| Form 10-K | 132

NOTE 17 — Related Party Transactions
Related party transactions were as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Distributions and TRA payments to Co-Founder and Sponsor ¹	$11,565	$1,888	$—
Sales of Company Aircraft ²:
Sales price	—	9,545	—
Net book value	—	8,243	—
Gain on disposal of Aircraft	—	1,302	—
Donations to Dutch Bros Foundation	4,250	4,250	250
_______________
1 See NOTE 11 — Tax Receivable Agreements and NOTE 14 — Non-Controlling Interests for further information.
2 In June 2024 and July 2024, respectively, we sold our airplane, and hangar and related equipment (collectively, the Aircraft), to our Co-Founder.
The Dutch Bros Foundation is a not-for-profit organization founded by our Company that provides grants to other not-for-profit organizations throughout the communities we serve. Our Vice Chair, Chief Financial Officer, Chief People Officer, Chief Legal Officer, and SVP of Brand Marketing serve on the board of directors, our Vice Chair serves as the President, and our Chief Legal Officer serves as the Secretary-Treasurer.
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
No changes have been made to our segments during the three years ended December 31, 2025. In addition, no customer represented 10% or more of total revenue for each of the three years in the period ended December 31, 2025.
Dutch Bros Inc.| Form 10-K | 133

Financial information for our reportable segments was as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues
Company-operated shops	$1,509,329	$1,165,830	$857,939
Franchising and other	128,830	115,185	107,837
Total revenues	1,638,159	1,281,015	965,776
Cost of sales
Company-operated shops
Beverage, food & packaging	390,331	296,752	230,133
Labor costs	405,932	315,805	230,505
Occupancy & other costs	251,106	191,372	140,895
Pre-opening costs	25,355	15,133	14,083
Franchising and other	29,736	30,100	31,378
Segment cost of sales[1]	1,102,460	849,162	646,994
Segment contribution
Company-operated shops	436,605	346,768	242,323
Franchising and other	99,094	85,085	76,459
Total segment contribution	$535,699	$431,853	$318,782

Segment depreciation and amortization	(111,753)	(91,724)	(67,486)

Selling, general and administrative	(262,766)	(234,036)	(205,074)
Interest expense, net	(28,305)	(27,020)	(32,321)
Other income, net	2,748	5,812	3,018
Income before income taxes	$135,623	$84,885	$16,919
__________________
1 Segment cost of sales for this presentation excludes the impact of depreciation and amortization.
NOTE 19 — Subsequent Event
On January 23, 2026, the Company purchased the assets, primarily consisting of right-of-use leases, of Clutch Coffee for the base purchase price of $19.8 million, less purchase price adjustments, which was funded with cash on hand. Clutch Coffee had 22 locations operating or under construction in North Carolina and South Carolina. The Company principally intends to develop 20 of the acquired sites as Dutch Bros-branded company-operated shops by the end of 2026.
Dutch Bros Inc.| Form 10-K | 134

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2025, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, under the supervision of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Dutch Bros Inc.| Form 10-K | 135

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Dutch Bros Inc.| Form 10-K | 136

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
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025 (the 2026 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the “Security Ownership of Certain Beneficial Owners and Management” section of the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the “Transactions with Related Persons” section of the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is:
•Firm name: KPMG LLP
•Firm location: Portland, Oregon
•Auditor Firm ID: 185
The information required by this item will be included in the “Audit and Related Fees” section of the 2026 Proxy Statement and is incorporated herein by reference.
Dutch Bros Inc.| Form 10-K | 137

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40798	3.1	September 17, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40798	3.2	September 17, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-258988	4.1	September 7, 2021
4.2	Description of Capital Stock.	10-K	001-40798	4.2	February 27, 2023
10.1	Fifth Amended and Restated Limited Liability Company Agreement of Dutch Mafia, LLC, dated February 7, 2025.	10-K	001-40798	10.1	February 13, 2025
10.2	Tax Receivable Agreement (Reorganization), dated September 14, 2021.	8-K	001-40798	10.2	September 17, 2021
10.3	Tax Receivable Agreement (Exchanges), dated September 14, 2021.	8-K	001-40798	10.3	September 17, 2021
10.4	Amended and Restated Registration Rights Agreement, by and among the Registrant and the Investors party thereto, dated October 31, 2023.	10-K	001-40798	10.4	February 23, 2024
10.5	Form of Director and Officer Indemnification Agreement.	S-1	333-258988	10.2	August 20, 2021
10.6†	2021 Equity Incentive Plan.	S-8	333-259618	99.1	September 17, 2021
10.7†	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.8	September 7, 2021
10.8†	Form of RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.9	September 7, 2021
10.9†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-258988	10.1	September 7, 2021
10.10†	Offer Letter by and between Stephen Gillett and the Company dated November 5, 2021.	8-K	001-40798	10.1	December 15, 2021
10.11	Second Amended and Restated Credit Agreement, dated May 29, 2025, by and among Dutch Bros., LLC, DB Franchising USA, LLC, Boersma Bros. LLC, and the other Loan Parties thereto, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-40798	10.10	May 30, 2025
Dutch Bros Inc.| Form 10-K | 138

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12†	Offer Letter by and between Ann M. Miller and the Company, dated August 12, 2022.	8-K	001-40798	10.1	August 22, 2022
10.13†	Amended Offer Letter by and between Christine Barone and the Company, dated December 27, 2023.	8-K	001-40798	10.1	January 2, 2024
10.14†	Offer Letter, dated as of November 2, 2023, by and between the Company and C. David Cone.	8-K	001-40798	10.1	November 7, 2023
10.15†	Offer Letter, dated as of September 1, 2022, by and between the Company and Victoria Tullett.	10-K	001-40798	10.23	February 23, 2024
10.16†	Offer Letter, dated as of June 7, 2023, by and between the Company and Tana Davila.	10-K	001-40798	10.24	February 23, 2024
10.17†	Offer Letter, dated as of December 19, 2023, by and between the Company and Joshua Guenser.	8-K	001-40798	10.1	May 7, 2024
10.18	Share Surrender Agreement, by and among the Company, Dutch Bros OpCo, DMI Holdco, LLC, DM Individual Aggregator, LLC, and DM Trust Aggregator, LLC, dated May 16, 2024.	8-K	001-40798	10.2	May 20, 2024
10.19	Limitation Agreement, by and among the Company, Dutch Bros OpCo, DMI Holdco, LLC, DM Individual Aggregator, LLC, and DM Trust Aggregator, LLC, dated May 16, 2024.	8-K	001-40798	10.3	May 20, 2024
10.20†	Offer Letter, dated as of May 28, 2024, by and between the Company and Gerard J. Hart.	8-K	001-40798	10.1	June 3, 2024
10.21†	Offer Letter, dated as of June 18, 2024, by and between the Company and Todd Penegor.	8-K	001-40798	10.1	June 24, 2024
10.22†	Amended and Restated Participation Agreement, dated November 4, 2024, by and between the Company and Christine Barone.	8-K	001-40798	10.1	November 6, 2024
10.23†	Amended and Restated Severance and Change in Control Plan, dated October 4, 2021, and related Form of Participation Agreement.	8-K	001-40798	10.2	November 6, 2024
10.24†	Offer Letter, dated as of December 26, 2024, by and between the Company and Nicholas Daddario.	8-K	001-40798	10.1	May 16, 2025
10.25†	Offer Letter, dated as of January 24, 2025, by and between the Company and Kory Marchisotto.	8-K	001-40798	10.1	February 18, 2025
10.26†	Employee Non-Competition, Non-Solicitation of Employees, Confidential Information and Inventions Assignment Agreement, dated as of July 30, 2025, by and between, the Company and Christine Barone.	10-Q	001-40798	10.1	November 6, 2025
Dutch Bros Inc.| Form 10-K | 139

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27†	Employee Non-Competition, Non-Solicitation of Employees, Confidential Information and Inventions Assignment Agreement, dated as of August 6, 2025, by and between, the Company and Joshua Guenser.	10-Q	001-40798	10.2	November 6, 2025
19.1	Dutch Bros Inc. Insider Trading Policy.	10-K	001-40798	19.10	February 13, 2025
21.1	Subsidiaries of Dutch Bros Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1†	Incentive Compensation Recoupment Policy, dated October 10, 2023.	10-K	001-40798	97.1	February 23, 2024
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
_______________________
†    Management contract or compensatory plan or arrangement.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
Dutch Bros Inc.| Form 10-K | 140

ITEM 16. FORM 10-K SUMMARY
None.
Dutch Bros Inc.| Form 10-K | 141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH BROS INC.

February 12, 2026	By:	/s/ CHRISTINE BARONE
Date		Christine Barone
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

Signature	Title	Date

/s/ CHRISTINE BARONE	Chief Executive Officer and President and Director (Principal Executive Officer)	February 12, 2026
Christine Barone

/s/ TRAVIS BOERSMA	Executive Chairman of the Board of Directors	February 12, 2026
Travis Boersma

/s/ JOSHUA GUENSER	Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Joshua Guenser

/s/ NICHOLAS DADDARIO	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Nicholas Daddario

/s/ C. DAVID CONE	Director	February 12, 2026
C. David Cone

/s/ THOMAS DAVIS	Director	February 12, 2026
Thomas Davis

/s/ KATHRYN GEORGE	Director	February 12, 2026
Kathryn George

/s/ STEPHEN GILLETT	Director	February 12, 2026
Stephen Gillett

/s/ G.J. HART	Director	February 12, 2026
G.J. Hart

/s/ KORY MARCHISOTTO	Director	February 12, 2026
Kory Marchisotto

/s/ ANN MILLER	Director	February 12, 2026
Ann Miller

/s/ TODD PENEGOR	Director	February 12, 2026
Todd Penegor
Dutch Bros Inc.| Form 10-K | 142