Form 10-Q
period 2026-03-31
Dutch Bros Inc.
filed 2026-05-06
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of April 30, 2026, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	137,192,622
Class B common stock	35,177,924
Class C common stock	2,277,707

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

Term	Definition
2022 Credit Facility	Has the meaning set forth in NOTE 10 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
2025 Credit Facility	Has the meaning set forth in NOTE 10 — Debt to the condensed consolidated financial statements, included elsewhere in this Form 10-Q
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUV	Average Unit Volume
BPS or bps	Basis points, which is used to express differences in rates. One basis point is the equivalent of 1/100 of one percent
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
Co-Founder	Travis Boersma, our Executive Chairman and Co-Founder, and affiliated entities over which he maintains voting control
Continuing Members	The Co-Founder and the Sponsor
Dutch Bros OpCo	Dutch Mafia, LLC, a Delaware limited liability company and direct subsidiary of Dutch Bros Inc.
Dutch Bros Inc.	A Delaware corporation, the Class A common stock of which is publicly traded on the New York Stock Exchange under the symbol “BROS”
EBITDAR	Earnings before interest, taxes, depreciation, amortization, and rent costs
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial Public Offering
N/A	Not applicable
N/M	Not meaningful
OpCo LLC Agreement	The Fifth Amended and Restated Limited Liability Company Agreement of Dutch Bros OpCo
OpCo Units	Class A common units, Class B voting units and Class C voting units of Dutch Bros OpCo, each as further defined in the OpCo LLC Agreement, collectively
PSU	Performance Restricted Stock Units
RSU	Restricted Stock Units
Same Shop Sales	The estimated percentage change in year-over-year sales, for the comparable shop base, which we define as shops open for 15 complete months or longer as of the first day of the reporting period
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sponsor	TSG Consumer Partners, L.P. and certain of its affiliates
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
Dutch Bros Inc.| Form 10-Q | 1

Forward-Looking Statements
Certain statements in this Form 10-Q, including those in the section titled “Management’s Discussion and Analysis,” that are not historical facts, including those regarding the impact of inflation, increased minimum wages, interest rate risk, and general macroeconomic conditions, including the conflicts in the Middle East, on our results of operations, supply chain, or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “should,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These forward-looking statements are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 12, 2026 (2025 Form 10-K).
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from expectations. These factors include, but are not limited to, those listed under the “Risk Factors” section of this Form 10-Q, and in our 2025 Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands, except per share amounts; unaudited)	2026	2025
Revenues
Company-operated shops	$429,057	$326,421
Franchising and other	35,355	28,731
Total revenues	464,412	355,152

Costs and Expenses
Cost of sales	356,936	265,159
Selling, general and administrative	73,176	58,921
Total costs and expenses	430,112	324,080

Income from operations	34,300	31,072

Other expense
Interest expense, net	(7,220)	(7,115)
Other expense, net	(75)	(18)
Total other expense	(7,295)	(7,133)

Income before income taxes	27,005	23,939
Income tax expense	3,341	1,459
Net income	$23,664	$22,480
Less: Net income attributable to non-controlling interests	7,567	7,127
Net income attributable to Dutch Bros Inc.	$16,097	$15,353
Net income per share of Class A common stock:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13
Weighted-average shares of Class A common stock outstanding:
Basic	127,138	120,810
Diluted	127,384	121,508
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in thousands; unaudited)	2026	2025
Net income	$23,664	$22,480
Other comprehensive (income) loss:
Unrealized income (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $6 and $(93), respectively	27	(349)
Comprehensive income	23,691	22,131
Less: comprehensive income attributable to non-controlling interests	7,576	6,968
Comprehensive income attributable to Dutch Bros Inc.	$16,115	$15,163
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$263,517	$269,404
Accounts receivable, net	18,766	18,387
Inventories, net	37,392	48,917
Prepaid expenses and other current assets	20,820	20,670
Total current assets	340,495	357,378
Property and equipment, net	862,089	824,502
Lease right-of-use assets, net	935,386	855,339
Deferred income tax assets, net	943,396	946,571
Other long-term assets	23,928	25,524
Total assets	$3,105,294	$3,009,314
Liabilities and Equity
Current liabilities:
Accounts payable	$41,688	$37,625
Other current liabilities	100,219	99,173
Deferred revenue	56,519	55,658
Current portion of tax receivable agreements liability	13,718	7,696
Current portion of lease liabilities	39,160	36,466
Current portion of long-term debt	3,883	3,881
Total current liabilities	255,187	240,499
Deferred revenue, net of current portion	5,849	8,918
Lease liabilities, net of current portion	921,876	852,380
Long-term debt, net of current portion	195,447	196,295
Tax receivable agreements liability, net of current portion	806,410	813,353
Total liabilities	2,184,769	2,111,445
Commitments and contingencies (Note 16)
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 127,293 and 127,054 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,211 and 35,211 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 2,280 and 2,280 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	580,773	581,261
Accumulated other comprehensive income	66	48
Retained earnings	115,605	99,508
Total stockholders' equity attributable to Dutch Bros Inc.	696,445	680,818
Non-controlling interests	224,080	217,051
Total equity	920,525	897,869
Total liabilities and equity	$3,105,294	$3,009,314
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2025	127,054	$1	35,211	$—	2,280	$—	$581,261	$48	$99,508	$217,051	$897,869
Net income	—	—	—	—	—	—	—	—	16,097	7,567	23,664
Unrealized gain on derivative securities, effective portion, net of income tax expense of $6	—	—	—	—	—	—	—	18	—	9	27
Equity-based compensation expense	—	—	—	—	—	—	3,779	—	—	1,499	5,278
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	239	—	—	—	—	—	(4,421)	—	—	(1,756)	(6,177)
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	290	—	—	(290)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	(136)	—	—	—	(136)
Balance, March 31, 2026	127,293	$1	35,211	$—	2,280	$—	$580,773	$66	$115,605	$224,080	$920,525

Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended March 31, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	15,353	7,127	22,480
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $93	—	—	—	—	—	—	(96)	(190)	—	(159)	(445)
Equity-based compensation expense	—	—	—	—	—	—	2,900	—	—	1,294	4,194
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	295	—	—	—	—	—	(7,771)	—	—	(3,247)	(11,018)
Issuance of Class A common stock in exchange for surrender and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class C common stock, pursuant to exchange transactions	9,447	—	—	—	(1,197)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	34,267	—	—	(34,267)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	17,226	—	—	—	17,226
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Balance, March 31, 2025	125,174	$1	35,211	$—	2,347	$—	$563,600	$438	$35,019	$197,244	$796,302
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands; unaudited)	2026	2025
Cash flows from operating activities:
Net income	$23,664	$22,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,255	26,430
Non-cash interest expense	124	278
Loss on disposal of assets	96	58
Equity-based compensation	5,278	4,194
Deferred income taxes	3,034	985
Non-cash operating lease cost	6,607	4,635
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(379)	(1,037)
Inventories, net	11,525	(1,737)
Prepaid expenses and other current assets	(81)	792
Other long-term assets	1,346	(2,240)
Accounts payable	2,134	(1,026)
Other current liabilities	(3,664)	(11,140)
Deferred revenue	(2,047)	(3,187)
Operating lease liabilities	(1,168)	(2,601)
Net cash provided by operating activities	84,724	36,884
Cash flows from investing activities:
Purchases of property and equipment	(57,000)	(45,551)
Proceeds from disposal of property and equipment	—	23
Acquisition of assets	(19,805)	—
Net cash used in investing activities	(76,805)	(45,528)
Cash flows from financing activities:
Payments on finance lease liabilities	(5,739)	(3,400)
Proceeds from long-term debt	—	50,000
Payments on long-term debt	(969)	(3,780)
Tax withholding payments upon vesting of equity awards	(6,177)	(11,018)
Payments under tax receivable agreements	(921)	(71)
Net cash provided by (used in) financing activities	(13,806)	31,731
Net increase (decrease) in cash and cash equivalents	(5,887)	23,087
Cash and cash equivalents, beginning of period	269,404	293,354
Cash and cash equivalents, end of period	$263,517	$316,441

Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands; unaudited)	2026	2025
Supplemental disclosure of cash flow information
Interest paid	$9,151	$9,823
Income taxes paid	159	183
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment recorded as liabilities as of end of period	16,223	9,778
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) operates and franchises drive-thru shops as well as sells and distributes coffee, coffee-related products, and accessories. As of March 31, 2026, there were 1,177 shops in operation in 25 U.S. states, of which 844 were company-operated and 333 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of March 31, 2026, Dutch Bros Inc. held 100.0% of the voting interest and 71.6% of the economic interest of Dutch Bros OpCo. The Continuing Members held no voting interest and the remaining 28.4% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
Our condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the 2025 Form 10-K and as updated by this Form 10-Q.
We have made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements in the 2025 Form 10-K that includes additional information on accounting estimates, policies, and the methods and assumptions used in its estimates.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Significant Accounting Policies Updates
There have been no material updates to our significant accounting policies during the three months ended March 31, 2026 from those previously reported in the 2025 Form 10-K.
Dutch Bros Inc.| Form 10-Q | 11

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
NOTE 3 — Revenue Recognition
Revenue
The following table disaggregates revenue by major component:

	Three Months Ended March 31,
(in thousands)	2026	2025
Company-operated shops	$429,057	$326,421
Franchising	33,956	27,091
Other	1,399	1,640
Total revenues	$464,412	$355,152
Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Gift card and loyalty programs	$59,706	$62,014
Initial unearned franchise fees[1]	2,662	2,562
Total deferred revenue	$62,368	$64,576
_______________
1 Initial and other deferred franchise fees are recorded as a contract liability, and revenue is recognized ratably over the term of the franchise agreement, which is generally ten years.
Dutch Bros Inc.| Form 10-Q | 12

Deferred revenue activity was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$64,576	$50,883
Revenue deferred [1]	199,957	126,012
Revenue recognized [2]	(202,851)	(129,253)
Other deferred revenue, net	686	54
Ending balance	62,368	47,696
Less: current portion	(56,519)	(39,711)
Deferred revenue, net of current portion	$5,849	$7,985
_______________
1 Revenue deferred includes gift card activations, loyalty app cash loads and loyalty points and rewards earned.
2 Revenue recognized includes redemptions of gift cards, loyalty app cash loads and rewards, as well as expirations.
Revenue recognized during the three months ended March 31, 2026, and 2025 that was included in the deferred revenue liability balances at the beginning of the period, are shown below.

	Three Months Ended March 31,
(in thousands)	2026	2025
Gift card redemptions [1]	$5,562	$5,092
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
On May 13, 2025, our Board of Directors approved the plan for an additional restructuring program, primarily related to the relocation and streamlining of our remaining back-office operations from our former Grants Pass, Oregon headquarters to our newly-designated Phoenix office corporate headquarters. Affected employees were either offered an opportunity to relocate and continue employment in the Phoenix office or were offered a severance package. As of March 31, 2026, this initiative was substantially complete. We have incurred approximately $8.6 million in charges for this program consisting of (i) employee-related costs, including relocation, retention and transition costs, termination benefits, and duplicate transition wages and benefits; and (ii) other costs, including consulting fees.
Dutch Bros Inc.| Form 10-Q | 13

During the three months ended March 31, 2026 and 2025, we recorded restructuring charges for employee-related and other costs in selling, general and administrative expenses on the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Relocation and travel costs	$697	$531
Termination benefits	717	478
Total employee-related costs	1,414	1,009
Duplicate rent	—	244
Consulting	201	(25)
Total other costs	201	219
Total restructuring costs incurred	$1,615	$1,228
As of March 31, 2026 and 2025, the accruals for corporate restructuring costs are included in accounts payable, and other current liabilities on the condensed consolidated balance sheets. The following table summarizes the activity for the restructuring liabilities during the three months ended March 31, 2026:

(in thousands)	December 31, 2025	Charges	Cash Payments	March 31, 2026
Relocation and travel costs	$168	$697	$(786)	$79
Termination benefits	1,947	717	(1,225)	1,439
Total employee-related costs	2,115	1,414	(2,011)	1,518
Consulting	9	201	(158)	52
Totals	$2,124	$1,615	$(2,169)	$1,570
NOTE 5 — Acquisitions
Asset Acquisition
On January 23, 2026, we purchased certain assets of Clutch Coffee, primarily consisting of leasehold interests for $19.8 million in cash. Clutch Coffee was a regional drive-thru chain with 22 locations operating or under construction in North Carolina and South Carolina. This acquisition was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, with the purchase price and transaction costs allocated to the assets acquired based on their relative fair value as of the acquisition date. We are in the process of converting 20 of these acquired locations to Dutch Bros-branded company-operated shops.
NOTE 6 — Supplemental Financial Information
Inventories
Inventories, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$15,830	$25,516
Finished goods	21,562	23,401
Total inventories	$37,392	$48,917

Dutch Bros Inc.| Form 10-Q | 14

Other current liabilities
Other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$42,435	$50,314
Sales, use and property taxes payable	13,413	15,354
Other accrued liabilities	44,371	33,505
Other current liabilities	$100,219	$99,173
NOTE 7 — Property and Equipment
Property and equipment, net consisted of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
Software	$15,537	$14,630
Equipment and fixtures	330,710	305,116
Buildings and leasehold improvements	708,935	684,322
Land	7,022	7,022
Construction-in-progress [1]	91,127	75,225
Property and equipment, gross	1,153,331	1,086,315
Less: accumulated depreciation	(291,242)	(261,813)
Property and equipment, net	$862,089	$824,502
_______________
1    Construction-in-progress primarily consisted of construction and equipment costs for new and existing shops.
Depreciation expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$29,157	$18,965
Selling, general, and administrative	1,430	387
Total depreciation expense	$30,587	$19,352
NOTE 8 — Other Long-Term Assets
The details of other long-term assets were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Reacquired franchise rights[1]	$27,049	$27,049
Less: accumulated amortization	(25,753)	(25,539)
Reacquired franchise rights, net	$1,296	$1,510
Goodwill	21,629	21,629
Other	1,003	2,385
Total other long-term assets, net	$23,928	$25,524
_______________
1 Weighted-average amortization periods (in years) were approximately 2.9 and 3.0 for the three months ended March 31, 2026 and 2025, respectively.
Dutch Bros Inc.| Form 10-Q | 15

Amortization expense of reacquired franchise rights included in our condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$214	$503
NOTE 9 — Leases
A summary of finance and operating lease right-of-use assets and lease liabilities as of March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	Balance Sheet Classification	March 31, 2026	December 31, 2025
Right-of-use assets [1]
Finance leases		$399,729	$406,381
Operating leases		535,657	448,958
	Lease right-of-use assets, net	$935,386	$855,339
Lease liabilities [1]
Current lease liabilities
Finance leases		$15,989	$17,298
Operating leases		23,171	19,168
	Current portion of lease liabilities	$39,160	$36,466
Non-current lease liabilities
Finance leases		$398,898	$402,697
Operating leases		522,978	449,683
	Lease liabilities, net of current portion	$921,876	$852,380
Total lease liabilities		$961,036	$888,846
_______________
1 Lease right-of-use assets, net and lease liabilities increased $32.5 million and $21.2 million, respectively, due to the Clutch Coffee asset acquisition.
Dutch Bros Inc.| Form 10-Q | 16

The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Three Months Ended March 31,
(in thousands)		2026	2025
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$7,454	$6,560
Amortization of right-of-use assets	Selling, general, and administrative	—	15
Interest on lease liabilities	Interest expense	6,177	5,609
Total finance lease costs		13,631	12,184

Operating lease costs
Lease expenses	Cost of sales	13,553	8,663
Lease expenses	Selling, general, and administrative	693	700
Total operating lease costs		14,246	9,363

Variable lease costs	Cost of sales	2,761	2,115
Total lease costs		$30,638	$23,662
Supplemental cash flow information related to leases is as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6,177	$5,609
Operating cash flows from operating leases	8,807	7,330
Financing cash flows from finance leases	5,739	3,400
Right-of-use assets obtained in exchange for lease obligations
Finance leases	630	9,145
Operating leases	78,467	28,855
NOTE 10 — Debt
Credit Facility
On May 29, 2025 (the Effective Date), we amended and restated our existing $650 million senior secured credit facility with JPMorgan Chase Bank, N.A. The 2025 Credit Facility consists of a $500 million revolving credit facility and a term loan facility of up to $150 million. The 2025 Credit Facility also includes sublimits for letters of credit and swingline loans of up to $100 million and $20 million, respectively. The 2025 Credit Facility expires on May 29, 2030. Interest on borrowings under the 2025 Credit Facility is based on (i) the Alternate Base Rate plus an applicable margin, or (ii) the Term SOFR Rate plus an applicable margin (each as defined in the 2025 Credit Facility).
We are required to pay a commitment fee on a quarterly basis, at a per annum rate of between 0.20% and 0.45%, depending on the Net Lease-Adjusted Total Leverage Ratio (as defined in the 2025 Credit Facility), based on the average daily unused portion of the revolving credit facility. These fees are recorded as interest expense on our condensed consolidated statements of operations.
Dutch Bros Inc.| Form 10-Q | 17

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
As of March 31, 2026, $50.0 million was outstanding on our revolving credit facility, and $434.0 million was available for borrowing, net of $16.0 million in letters of credit, and $147.2 million of principal was outstanding on the term loan facility. The revolving loan and term loan both bear interest at approximately 4.92% as of March 31, 2026, excluding any impacts from our interest rate swap. We were in compliance with our financial covenants as of that date.
Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	March 31, 2026	December 31, 2025
Term loan under credit facility	$147,188	$148,125
Revolving loan under credit facility	50,000	50,000
Finance obligations[1]	4,155	4,162
Unsecured note payable	144	176
Total debt	201,487	202,463
Less: loan origination fees	(2,157)	(2,287)
Less: current portion	(3,883)	(3,881)
Total long-term debt, net of current portion	$195,447	$196,295
_______________
1    Represents failed sale-leaseback arrangements, and also in 2025, a consideration payable associated with acquired leases.
Future annual maturities of long-term debt as of March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$2,911
2027	5,670
2028	7,500
2029	11,250
2030	170,000
Thereafter	4,156
Total	$201,487
NOTE 11 — Derivative Financial Instrument
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of March 31, 2026, the interest rate swap had a notional amount of approximately $57.8 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of March 31, 2026, the one-month adjusted term SOFR was 3.67%.
Dutch Bros Inc.| Form 10-Q | 18

Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of March 31, 2026, we expect to reclassify a gain of approximately $0.5 million from AOCI to earnings within the next twelve months.
Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	March 31, 2026	December 31, 2025
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$535	$466
Interest rate swap contract	Other long-term assets	—	36
Total derivative instrument designated as cash flow hedge		$535	$502

		Three Months Ended March 31,
(in thousands)	Financial Statements Classification	2026	2025
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$198	$(160)
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(165)	(282)
Income tax benefit (expense)	Statements of Comprehensive Income	(6)	93
NOTE 12 — Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Income tax expense	$3,341	$1,459
Effective tax rate	12.4%	6.1%
The effective tax rate for the quarter ended March 31, 2026, was 12.4%, which reflects the US federal statutory rate of 21% on pre-tax income, increased by the impact of state income taxes and offset by the tax benefits of federal tax credits and income attributable to non-controlling interests. The increase in the effective tax rate from 6.1% in the same period in 2025 is primarily due to a decrease in the benefit from stock compensation in 2026 compared to 2025.
Dutch Bros Inc.| Form 10-Q | 19

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
As of March 31, 2026, our total TRAs-related liabilities were $820.1 million. The changes related to these liabilities were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$821,049	$627,834
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	—	202,680
Payments under TRA	(921)	(4,698)
TRAs remeasurements [1]	—	(4,767)
Ending balance	$820,128	$821,049
Less: current portion	(13,718)	(7,696)
TRAs liability, net of current portion	$806,410	$813,353
_________________
1 Impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRAs.
NOTE 13 — Equity-Based Compensation
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2025	842	$46.55
New grants	567	53.61
Vested	(356)	40.38
Forfeitures	(38)	53.59
Balance, March 31, 2026	1,015	$52.40
Dutch Bros Inc.| Form 10-Q | 20

Performance Restricted Stock Units
We estimate the fair value of PSUs using a Monte Carlo simulation model at the grant date. The estimated grant date fair value of PSUs issued during the three months ended March 31, 2026 and 2025 of $78.80 and $132.96, respectively, were derived from inputs and assumptions utilized in the valuation model as follows:

	Three Months Ended March 31,
	2026	2025
Grant date stock price	$53.61	$82.03
Beginning average price[1]	$55.69	$67.71
Risk-free interest rate	3.3%	4.2%
Volatility	53.8%	63.1%
_________________
1 Beginning average price is calculated as the volume-weighted average daily closing stock price over the 30 trading days preceding the start of the PSU performance period.
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2025	55	$132.96
New grants	134	78.80
Forfeitures	(2)	132.96
Balance, March 31, 2026	187	$94.10
Total release date fair value of vested equity awards for three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026		2025
	Awards/units	W/A vest date fair value	Awards/units	W/A vest date fair value
RSUs	18,741	$52.69	34,297	$79.01
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$659	$400
Selling, general, and administrative expenses	4,619	3,794
Total stock-based compensation expense	$5,278	$4,194
Dutch Bros Inc.| Form 10-Q | 21

As of March 31, 2026, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $63.9 million, which will be recognized as follows:

(in thousands)
Remainder of 2026	$21,418
2027	23,736
2028	16,118
2029	2,676
Total unrecognized stock-based compensation	$63,948
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	March 31, 2026
(units in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	127,293	71.6%
Dutch Bros OpCo Class A common units held by non-controlling interest holders[1]	50,481	28.4%
Total Dutch Bros OpCo Class A common units outstanding	177,773	100.0%
_______________
1 Non-controlling interest ownership includes approximately 13 million Class A common units that were decoupled from Class B common stock; these units can be converted on a one-for-one basis to Class A common stock.
Dutch Bros Inc.| Form 10-Q | 22

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income attributable to Dutch Bros Inc.	$16,097	$15,353
Other comprehensive income (loss):
Unrealized gain (loss) on derivative securities, effective portion, net of income tax impacts	18	(190)
Additional paid-in capital:
Increase as a result of equity-based compensation	3,779	2,900
Decrease as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(4,421)	(7,771)
Increase as a result of the acquisition of Dutch Bros OpCo Class A common units	290	34,267
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$15,763	$44,559
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Weighted-average ownership percentage of non-controlling interest holders	28.4%	31.9%
NOTE 15 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income attributable to Dutch Bros Inc.
Net income	$23,664	$22,480
Less: Net income attributable to non-controlling interests	7,567	7,127
Net income attributable to Dutch Bros Inc.	$16,097	$15,353
Dutch Bros Inc.| Form 10-Q | 23

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$16,097	$15,353
Denominator:
Weighted-average number of shares of Class A common stock outstanding - basic	127,138	120,810
Basic net income per share attributable to common stockholders	$0.13	$0.13

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$16,097	$15,353
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	10	28
Allocation of undistributed net income	$16,107	$15,381
Denominator:
Number of shares used in basic computation	127,138	120,810
Add: weighted-average effect of dilutive securities
RSUs	246	698
Weighted-average number of shares of Class A common stock outstanding used to calculate diluted net income per share	127,384	121,508
Diluted net income per share attributable to common stockholders	$0.13	$0.13

The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2026	2025
RSUs	222	100
PSUs	77	43
Total anti-dilutive securities	299	143
Dutch Bros Inc.| Form 10-Q | 24

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
Guarantees
We periodically provide guarantees to franchise partners for lease payments. As of March 31, 2026 and December 31, 2025, we had guaranteed approximately $7.7 million and $7.8 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of March 31, 2026, Dutch Bros Inc. recognized $820.1 million of liabilities related to its obligations under the TRAs. Refer to NOTE 12 — Income Taxes for additional information.
Dutch Bros Inc.| Form 10-Q | 25

NOTE 17 — Related Party Transactions
Related party transactions were as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Distributions and TRA payments to Co-Founder and Sponsor ¹	$921	$71
Donations to Dutch Bros Foundation	2,083	63
_______________
1 See NOTE 12 — Income Taxes for further information.

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
No changes have been made to our segments during the three months ended March 31, 2026. In addition, no customer represented 10% or more of total revenue for the three months ended March 31, 2026 and 2025.
Dutch Bros Inc.| Form 10-Q | 26

Financial information for our reportable segments was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues
Company-operated shops	$429,057	$326,421
Franchising and other	35,355	28,731
Total revenues	464,412	355,152
Cost of sales
Company-operated shops
Beverage, food & packaging	112,322	81,379
Labor costs	112,305	89,439
Occupancy & other costs	76,785	53,927
Pre-opening costs	6,341	5,611
Franchising and other	12,358	8,775
Segment cost of sales[1]	320,111	239,131
Segment contribution
Company-operated shops	121,304	96,065
Franchising and other	22,997	19,956
Total segment contribution	$144,301	$116,021

Segment depreciation and amortization	(36,825)	(26,028)

Selling, general and administrative	(73,176)	(58,921)
Interest expense, net	(7,220)	(7,115)
Other expense, net	(75)	(18)
Income before income taxes	$27,005	$23,939
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
Minimum Wage Increases
We expect pressures from minimum wage increases to continue to affect our operating results in the foreseeable future. Several states that we operate in have increased their minimum wage requirements in recent years or have enacted increases that will go into effect 2026. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing costs and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Dutch Bros Inc.| Form 10-Q | 29

Results of Operations
As of March 31, 2026, we had 1,177 systemwide shops in 25 states, an increase of approximately 16.3% from the same period in the prior year. For the three months ended March 31, 2026, we generated $464.4 million of revenue, $23.7 million of net income, and $0.13 of income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.

2026 vs 2025
Increase in total shops	16.3%
Increase in total revenue	30.8%

Dutch Bros Inc.| Form 10-Q | 30

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025
Shop count, beginning of period
Company-operated	811	670
Franchised	325	312
Total shop count	1,136	982

Company-operated new openings	33	25
Franchised new openings	8	5

Shop count, end of period
Company-operated	844	695
Franchised	333	317
Total shop count	1,177	1,012

Systemwide AUV [1]	$2,160	$2,026
Company-operated shops AUV [1]	$2,121	$1,950

Systemwide same shop sales [1,2]	8.3%	4.7%
Ticket	3.2%	3.4%
Transactions	5.1%	1.3%
Company-operated same shop sales [1]	10.6%	6.9%
Ticket	3.7%	3.2%
Transactions	6.9%	3.7%

Systemwide sales [2]	$609,559	$489,672
Company-operated shops operating weeks [3]	10,493	8,737
Franchising shops operating weeks [3]	4,230	4,011

Dutch Rewards transactions as a percentage of total transactions [4]	74%	72%
Dutch Bros Inc.| Form 10-Q | 31

	Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	$	%	$	%
Company-operated shops revenues	429,057	100.0	326,421	100.0
Company-operated shops gross profit	85,782	20.0	71,498	21.9
Company-operated shops contribution	121,304	28.3	96,065	29.4
Selling, general, and administrative expenses	73,176	15.8	58,921	16.6
Adjusted selling, general, and administrative expenses	65,512	14.1	53,497	15.1
Net income	23,664	5.1	22,480	6.3
Adjusted EBITDA	79,373	17.1	62,906	17.7
_________________
1    Starting in 2026, AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops, and same shop sales represent the percentage change in year-over-year sales, for the comparable shop base, that have been open at least 15 complete months as of the first day of the quarterly reporting period. Prior to 2026, AUVs were determined based on shops that had been open a minimum of 15 months, and same shop base was defined as shops open for 15 complete months or longer as of the first day of the reporting period. Prior period numbers have not been adjusted to conform to the new definition as the changes did not have a material impact. AUVs are calculated by dividing the systemwide and company-operated shops net sales by the total number of systemwide and company-operated shops, respectively. Management uses these metrics as an indicator of shop growth, expectations of mature locations, and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended March 31,
(unaudited)	2026	2025
Systemwide shop base	950	794
Company-operated shops base	645	510
2    Systemwide sales and systemwide same shop sales are operating measures that include sales at company-operated shops and sales at franchised shops during the comparable periods presented. Franchise sales represent sales at all franchise shops and are revenues to our franchise partners. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales. As these metrics include sales reported to us by our non-consolidated franchise partners, these metrics should be considered as a supplement to, not a substitute for, our results as reported under GAAP. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
3    Company-operated and franchise shops operating weeks are calculated based on the number of operating days for the shop base and dividing by 7. Our shop base is defined as shops opened as of the period end date. Management uses these metrics as indicators of our system’s overall financial health, growth and future expansion prospects.
4    Dutch Rewards is our app-based digital loyalty program. Management uses this metric as an indicator of customer loyalty adoption of our Dutch Rewards app and future promotional plans.

Dutch Bros Inc.| Form 10-Q | 32

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	$	%	$	%
Company-operated shops revenues	429,057	100.0	326,421	100.0

Beverage, food, and packaging costs	112,322	26.2	81,379	25.0
Labor costs	112,305	26.2	89,439	27.4
Occupancy and other costs	76,785	17.8	53,927	16.5
Pre-opening costs	6,341	1.5	5,611	1.7
Depreciation and amortization	35,522	8.3	24,567	7.5
Company-operated shops costs and expenses	343,275	80.0	254,923	78.1
Company-operated shops gross profit	85,782	20.0	71,498	21.9
Company-operated shops contribution	121,304	28.3	96,065	29.4

Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Company-operated shops revenue	$429,057	$326,421	$102,636	31.4%
Three Months Ended March 31, 2026 v. 2025
Company-operated shops revenue increased $70.3 million from newly opened shops not yet in the comparable shop base and $32.3 million from a 10.6% increase in same shop sales.
Beverage, Food, and Packaging Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Beverage, food and packaging costs	$112,322	$81,379	$30,943	38.0%
As a percentage of company-operated shops revenues	26.2%	25.0%	N/A	120 bps
Three Months Ended March 31, 2026 v. 2025
As a percentage of company-operated shops revenues, beverage, food and packaging costs increased by 120 basis points. This was primarily due to an increase in coffee costs and the costs associated with the expansion of our new food program, which have higher costs as a percentage of revenue compared to beverages.
Labor Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Labor costs	$112,305	$89,439	$22,866	25.6%
As a percentage of company-operated shops revenues	26.2%	27.4%	N/A	(120) bps
Dutch Bros Inc.| Form 10-Q | 33

Three Months Ended March 31, 2026 v. 2025
As a percentage of company-operated shops revenues, labor costs decreased by 120 basis points primarily due to sales leverage and the impact of pricing.
Occupancy and Other Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Occupancy and other costs	$76,785	$53,927	$22,858	42.4%
As a percentage of company-operated shops revenues	17.8%	16.5%	N/A	130 bps
Three Months Ended March 31, 2026 v. 2025
As a percentage of company-operated shops revenues, occupancy and other costs increased by 130 basis points. This increase was primarily due to higher rent on new shops as we shift more of our portfolio to build-to-suit leases and higher repair and maintenance costs.
Pre-opening Costs

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Pre-opening costs	$6,341	$5,611	$730	13.0%
As a percentage of company-operated shops revenues	1.5%	1.7%	N/A	(20) bps
New company-operated shops opened	33	25	8	32.0%
Pre-opening costs per new company-operated shop	$192	$224	$(32)	(14.3)%
Three Months Ended March 31, 2026 v. 2025
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops in the current period as compared to the prior period.
Depreciation and Amortization

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Depreciation and amortization	$35,522	$24,567	$10,955	44.6%
As a percentage of company-operated shops revenues	8.3%	7.5%	N/A	80 bps
Three Months Ended March 31, 2026 v. 2025
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period and an adjustment recorded in 2026 as a result of our evaluation of the useful lives of certain shop related assets previously placed into service.
Company-operated Shops Gross Profit and Contribution
The factors described above resulted in a gross profit margin decrease of 190 basis points for the three months ended March 31, 2026 compared to 2025.

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Company-operated shops gross profit	$85,782	$71,498	$14,284	20.0%
As a percentage of company-operated shops revenues	20.0%	21.9%	N/A	(190) bps
Company-operated shops contribution	$121,304	$96,065	$25,239	26.3%
As a percentage of company-operated shops revenues	28.3%	29.4%	N/A	(110) bps
Dutch Bros Inc.| Form 10-Q | 34

Franchising and Other Segment Performance

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Franchising and other revenue	$35,355	$28,731	$6,624	23.1%
Franchising and other gross profit	21,694	18,495	3,199	17.3%
As a percentage of franchising and other revenue	61.4%	64.4%	N/A	(300) bps
Three Months Ended March 31, 2026 v. 2025
The franchising and other gross profit increase of $3.2 million was driven by products sold to franchisees (net of costs and adjustments), royalties and marketing fees generated from higher franchise partner sales.

Selling, General, and Administrative

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Selling, general, and administrative	$73,176	$58,921	$14,255	24.2%
As a percentage of total revenues	15.8%	16.6%	N/A	(80) bps
Three Months Ended March 31, 2026 v. 2025
The selling, general, and administrative increase of approximately $14.3 million was primarily driven by increased expenses of $6.0 million consisting of investments in human capital to support our revenue growth along with higher performance-based compensation; $2.0 million of increased donations related to our philanthropic activities; an increase of $1.8 million related to advertising; and $1.4 million of increased professional fees and services to support business growth.
Other Expense

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Interest expense on finance leases	$(6,177)	$(5,609)	$(568)	10.1%
Other interest expense, net	(1,043)	(1,506)	463	(30.7)%
Interest expense, net	(7,220)	(7,115)	(105)	1.5%
Other expense, net	(75)	(18)	(57)	N/M
Total other expense	$(7,295)	$(7,133)	$(162)	2.3%
Three Months Ended March 31, 2026 v. 2025
Other expense was relatively consistent year over year; the slight increase was due to the increase in finance leases and the associated interest expense compared to the same period in the prior year.
Income Tax Expense

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Income tax expense	$3,341	$1,459	$1,882	129.0%
Effective tax rate	12.4%	6.1%	N/A	N/A
Dutch Bros Inc.| Form 10-Q | 35

Three Months Ended March 31, 2026 v. 2025
The effective tax rate increased to 12.4% from 6.1% in the prior-year period, primarily driven by a reduction in excess tax benefits related to stock-based compensation in 2026 compared to 2025. Stock-based compensation related to vestings had a lower grant price compared to the fair market value at vesting in 2025 compared to 2026.
See NOTE 12 — Income Taxes for additional details.
Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $263.5 million and $269.4 million as of March 31, 2026 and December 31, 2025, respectively.
For the three months ended March 31, 2026, our principal sources of liquidity were cash flows from operations. Our principal uses of liquidity for the three months ended March 31, 2026 were to fund our new shop builds, purchase the assets of Clutch Coffee and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Net cash provided by operating activities	$84,724	$36,884	$47,840	129.7%
Net cash used in investing activities	(76,805)	(45,528)	(31,277)	68.7%
Net cash provided by (used in) financing activities	(13,806)	31,731	(45,537)	(143.5)%
Net increase (decrease) in cash and cash equivalents	$(5,887)	$23,087	$(28,974)	(125.5)%
Cash and cash equivalents at beginning of period	269,404	293,354	(23,950)	(8.2)%
Cash and cash equivalents at end of period	$263,517	$316,441	$(52,924)	(16.7)%
Operating Activities
The increase in operating activities cash flows was primarily driven by higher net income as a result of year-over-year sales growth and leverage of selling, general and administrative costs.
Investing Activities
The increase in investing activities cash outflows was primarily driven by higher investment in capital expenditures due to new company-operated shops openings in the current period compared to the same period in the prior year and acquisition of Clutch Coffee assets.
Financing Activities
The decrease in financing activities cash flows was primarily driven by non-recurring proceeds received on our delayed draw term loan facility in 2025.
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
Dutch Bros Inc.| Form 10-Q | 36

TRAs may be significant. We currently expect to fund our current and long-term material capital requirements with operating cash flows and, as needed, additional proceeds from our 2025 Credit Facility, but we may also seek additional debt or equity financing. From time to time, we may explore additional financing sources which could include equity, equity‑linked, and debt financing arrangements.
As of March 31, 2026, cash requirements for the following items have materially changed from our 2025 Form 10-K:
•Lease liabilities — increased approximately $72.2 million from newly commenced leases, including $21.2 million related to the Clutch Coffee asset acquisition.
Credit Facility
JPMorgan Credit Facility
As of March 31, 2026, $147 million of principal was outstanding on the term loan facility, and $50 million was outstanding on our revolving credit facility. The term loan and revolving loan both bear interest at approximately 4.92% as of March 31, 2026.
Interest Rate Swap Contract
As of March 31, 2026, the interest rate swap had a notional amount of approximately $58 million and hedges interest rate risk on the term loan under the 2025 Credit Facility, with a fixed rate of 2.67%. As of March 31, 2026, the one-month adjusted term SOFR was 3.67%.
See NOTE 10 — Debt and NOTE 11 — Derivative Financial Instrument for additional details related to our 2025 Credit Facility and interest rate swap contract.
Seasonality
Our business is subject to seasonal fluctuations that impact our revenue and company-operated shops gross profit margins. We typically experience higher system sales in the summer months, which impacts revenue and company-operated shops gross profit margins in the second and third quarters of our fiscal year.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.
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
Dutch Bros Inc.| Form 10-Q | 37

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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation and organization realignment and restructurings costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation expense and organization realignment and restructurings costs.
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
Equity-based compensation
Non-cash expenses related to the grant and vesting of stock awards, including RSUs and PSUs, in Dutch Bros Inc. to certain eligible employees.
Organization realignment and restructurings
Fees and costs incurred in connection with our comprehensive initiatives to develop and implement a long-term strategy involving changes to our organizational structure to support our growth. See NOTE 4 — Organization Realignment and Restructurings for detailed information.
Dutch Bros Inc.| Form 10-Q | 38

The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	$	%	$	%
Company-operated shops gross profit	85,782	20.0	71,498	21.9
Depreciation and amortization	35,522	8.3	24,567	7.5
Company-operated shops contribution	121,304	28.3	96,065	29.4

	Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	$	%	$	%
Franchising and other gross profit	21,694	61.4	18,495	64.4
Depreciation and amortization	1,303	3.6	1,461	5.1
Franchising and other contribution	22,997	65.0	19,956	69.5

	Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	$	%	$	%
Net income	23,664	5.1	22,480	6.3
Depreciation and amortization	38,255	8.2	26,430	7.4
Interest expense, net	7,220	1.6	7,115	2.1
Income tax expense	3,341	0.7	1,459	0.4
EBITDA	72,480	15.6	57,484	16.2
Equity-based compensation	5,278	1.2	4,194	1.2
Organization realignment and restructurings	1,615	0.3	1,228	0.3
Adjusted EBITDA	79,373	17.1	62,906	17.7

	Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	$	%	$	%
Selling, general, and administrative	73,176	15.8	58,921	16.6
Depreciation and amortization	(1,430)	(0.3)	(402)	(0.1)
Equity-based compensation	(4,619)	(1.1)	(3,794)	(1.0)
Organization realignment and restructurings	(1,615)	(0.3)	(1,228)	(0.4)
Adjusted selling, general, and administrative	65,512	14.1	53,497	15.1
Dutch Bros Inc.| Form 10-Q | 39

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states. Several states in which we operate have recently enacted increases to their minimum wage requirements, some of which will become effective in 2026. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of March 31, 2026, we employed approximately 24,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2025 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of March 31, 2026, we had $50.0 million in revolving loans outstanding, and $147.2 million was outstanding on our term loan facility. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of March 31, 2026 would result in an increase in our annual interest expense of approximately $2.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 40

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 41

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2025 Form 10-K. The risk factors described in our 2025 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our Class A common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	—	—	—	—
February 1 - 28, 2026	21,244	$48.80	—	—
March 1 - 31, 2026	96,029	$53.61	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Dutch Bros Inc.| Form 10-Q | 42

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On February 19, 2026, Travis Boersma, our Executive Chairman, adopted a Rule 10b5-1 trading arrangement (the Trading Plan), providing for the sale of up to 12,000,000 shares of our Class A common stock. The Trading Plan’s expiration date is May 21, 2027. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Dutch Bros Inc.| Form 10-Q | 43

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
Dutch Bros Inc.| Form 10-Q | 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

May 6, 2026	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

May 6, 2026	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial Officer)

May 6, 2026	By:	/s/ Nicholas Daddario
Date		Nicholas Daddario
Chief Accounting Officer
(Principal Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 45