Form 10-Q
period 2026-06-30
Dutch Bros Inc.
filed 2026-08-06
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of July 31, 2026, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	137,940,798
Class B common stock	35,177,924
Class C common stock	1,562,994

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
Dutch Bros Inc.| Form 10-Q | 1

Forward-Looking Statements
Certain statements in this Form 10-Q, including those in the section titled “Management’s Discussion and Analysis,” that are not historical facts, including those regarding the impact of inflation, increased minimum wages, interest rate risk, and general macroeconomic conditions, including the conflicts in the Middle East, on our results of operations, supply chain, or liquidity, the potential impact of actions we have taken to mitigate the impact of unforeseen circumstances, taxes and tax rates, our expectations regarding the number of new shops we may open, anticipated future revenues and earnings, consumer demand, and our expectations to generate positive cash flow in the foreseeable future are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “should,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. While we believe that this information provides a reasonable basis for these statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These forward-looking statements are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.
You should read the following unaudited condensed consolidated financial statements and the related notes in this Form 10-Q together with our analysis and discussion of our financial condition and results of operations and other financial information included elsewhere in this Form 10-Q. You should also read our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 (2025 Form 10-K).
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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts; unaudited)	2026	2025	2026	2025
Revenues
Company-operated shops	$510,031	$380,500	$939,088	$706,921
Franchising and other	40,820	35,313	76,175	64,044
Total revenues	550,851	415,813	1,015,263	770,965

Costs and Expenses
Cost of sales	399,795	295,769	756,731	560,928
Selling, general and administrative	80,651	65,385	153,827	124,306
Total costs and expenses	480,446	361,154	910,558	685,234

Income from operations	70,405	54,659	104,705	85,731

Other expense
Interest expense, net	(7,038)	(7,076)	(14,258)	(14,191)
Other income (expense), net	861	(1,983)	786	(2,001)
Total other expense	(6,177)	(9,059)	(13,472)	(16,192)

Income before income taxes	64,228	45,600	91,233	69,539
Income tax expense	12,623	7,243	15,964	8,702
Net income	$51,605	$38,357	$75,269	$60,837
Less: Net income attributable to non-controlling interests	14,195	12,733	21,762	19,860
Net income attributable to Dutch Bros Inc.	$37,410	$25,624	$53,507	$40,977
Net income per share of Class A common stock:
Basic	$0.28	$0.20	$0.41	$0.33
Diluted	$0.28	$0.20	$0.41	$0.33
Weighted-average shares of Class A common stock outstanding:
Basic	134,494	126,390	130,837	123,615
Diluted	134,765	126,830	131,263	124,178
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands; unaudited)	2026	2025	2026	2025
Net income	$51,605	$38,357	$75,269	$60,837
Other comprehensive income (loss):
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $17, $54, $11 and $147, respectively	(39)	(241)	(12)	(590)
Comprehensive income	51,566	38,116	75,257	60,247
Less: comprehensive income attributable to non-controlling interests	14,175	12,646	21,751	19,614
Comprehensive income attributable to Dutch Bros Inc.	$37,391	$25,470	$53,506	$40,633
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$268,624	$269,404
Accounts receivable, net	18,871	18,387
Inventories, net	41,253	48,917
Prepaid expenses and other current assets	23,745	20,670
Total current assets	352,493	357,378
Property and equipment, net	905,241	824,502
Lease right-of-use assets, net	984,000	855,339
Deferred income tax assets, net	1,111,070	946,571
Other long-term assets	23,885	25,524
Total assets	$3,376,689	$3,009,314
Liabilities and Equity
Current liabilities:
Accounts payable	$44,319	$37,625
Other current liabilities	123,394	99,173
Deferred revenue	47,160	55,658
Current portion of tax receivable agreements liability	686	7,696
Current portion of lease liabilities	41,639	36,466
Current portion of long-term debt	3,883	3,881
Total current liabilities	261,081	240,499
Deferred revenue, net of current portion	6,524	8,918
Lease liabilities, net of current portion	967,206	852,380
Long-term debt, net of current portion	194,600	196,295
Tax receivable agreements liability, net of current portion	972,264	813,353
Total liabilities	2,401,675	2,111,445
Commitments and contingencies (Note 15)
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 137,893 and 127,054 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,178 and 35,211 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 1,587 and 2,280 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	644,589	581,261
Accumulated other comprehensive income	47	48
Retained earnings	153,015	99,508
Total stockholders' equity attributable to Dutch Bros Inc.	797,652	680,818
Non-controlling interests	177,362	217,051
Total equity	975,014	897,869
Total liabilities and equity	$3,376,689	$3,009,314
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2026

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, March 31, 2026	127,293	$1	35,211	$—	2,280	$—	$580,773	$66	$115,605	$224,080	$920,525
Net income	—	—	—	—	—	—	—	—	37,410	14,195	51,605
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $17	—	—	—	—	—	—	(32)	(19)	—	(20)	(71)
Equity-based compensation expense	—	—	—	—	—	—	5,324	—	—	1,555	6,879
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	10	—	—	—	—	—	(128)	—	—	(38)	(166)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	10,590	—	—	—	(691)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	45,556	—	—	(45,556)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	13,096	—	—	—	13,096
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(33)	—	(2)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(16,854)	(16,854)
Balance, June 30, 2026	137,893	$1	35,178	$—	1,587	$—	$644,589	$47	$153,015	$177,362	$975,014

Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2026

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2025	127,054	$1	35,211	$—	2,280	$—	$581,261	$48	$99,508	$217,051	$897,869
Net income	—	—	—	—	—	—	—	—	53,507	21,762	75,269
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $11	—	—	—	—	—	—	(32)	(1)	—	(11)	(44)
Equity-based compensation expense	—	—	—	—	—	—	9,103	—	—	3,054	12,157
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	249	—	—	—	—	—	(4,549)	—	—	(1,794)	(6,343)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	10,590	—	—	—	(691)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	45,846	—	—	(45,846)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	12,960	—	—	—	12,960
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(33)	—	(2)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(16,854)	(16,854)
Balance, June 30, 2026	137,893	$1	35,178	$—	1,587	$—	$644,589	$47	$153,015	$177,362	$975,014

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended June 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, March 31, 2025	125,174	$1	35,211	$—	2,347	$—	$563,600	$438	$35,019	$197,244	$796,302
Net income	—	—	—	—	—	—	—	—	25,624	12,733	38,357
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $54	—	—	—	—	—	—	(12)	(154)	—	(87)	(253)
Equity-based compensation expense	—	—	—	—	—	—	3,341	—	—	1,330	4,671
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	8	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock in exchange for surrender and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class C common stock, pursuant to exchange transactions	1,750	—	—	—	—	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	6,592	—	—	(6,592)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	1,719	—	—	—	1,719
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, June 30, 2025	126,932	$1	35,211	$—	2,347	$—	$575,240	$284	$60,643	$197,761	$833,929
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Six Months Ended June 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	40,977	19,860	60,837
Unrealized gain (loss) on derivative securities, effective portion, net of income tax benefit of $147	—	—	—	—	—	—	(108)	(344)	—	(246)	(698)
Equity-based compensation expense	—	—	—	—	—	—	6,241	—	—	2,624	8,865
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	303	—	—	—	—	—	(7,771)	—	—	(3,247)	(11,018)
Issuance of Class A common stock in exchange for surrender and conversion of Dutch Bros OpCo Class A common units for surrender and cancellation of Class C common stock, pursuant to exchange transactions	11,197	—	—	—	(1,197)	—	—	—	—	—	—
Effect of exchange transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	40,859	—	—	(40,859)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	18,945	—	—	—	18,945
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, June 30, 2025	126,932	$1	35,211	$—	2,347	$—	$575,240	$284	$60,643	$197,761	$833,929

Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands; unaudited)	2026	2025
Cash flows from operating activities:
Net income	$75,269	$60,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,736	54,323
Non-cash interest expense	247	506
Loss on disposal of assets	1	53
Loss on extinguishment of debt	—	809
Equity-based compensation	12,157	8,865
Deferred income taxes	14,764	7,340
Remeasurement gain on TRAs	(437)	—
Non-cash operating lease cost	14,046	9,566
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(484)	(2,935)
Inventories, net	7,664	(5,931)
Prepaid expenses and other current assets	(3,093)	2,085
Other long-term assets	1,203	(1,634)
Accounts payable	5,265	(488)
Other current liabilities	16,939	(2,279)
Deferred revenue	(10,731)	390
Other long-term liabilities	—	(8)
Operating lease liabilities	(9,613)	(4,718)
Net cash provided by operating activities	196,933	126,781
Cash flows from investing activities:
Purchases of property and equipment	(129,290)	(99,762)
Proceeds from disposal of property and equipment	47	31
Acquisition of assets	(19,805)	—
Net cash used in investing activities	(149,048)	(99,731)
Cash flows from financing activities:
Payments on finance lease liabilities	(9,576)	(7,111)
Proceeds from long-term debt	—	250,000
Payments on long-term debt	(1,939)	(284,748)
Payments of debt issuance costs	—	(1,547)
Tax withholding payments upon vesting of equity awards	(6,343)	(11,018)
Distributions to non-controlling interest holders	(16,854)	(6,867)
Payments under tax receivable agreements	(13,953)	(4,698)
Net cash used in financing activities	(48,665)	(65,989)
Net decrease in cash and cash equivalents	(780)	(38,939)
Cash and cash equivalents, beginning of period	269,404	293,354
Cash and cash equivalents, end of period	$268,624	$254,415

Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands; unaudited)	2026	2025
Supplemental disclosure of cash flow information
Interest paid	$18,123	$20,154
Income taxes paid	1,682	890
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment recorded as liabilities as of end of period	18,294	21,475
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) operates and franchises drive-thru shops as well as sells and distributes coffee, coffee-related products, and accessories. As of June 30, 2026, there were 1,225 shops in operation in 25 U.S. states, of which 888 were company-operated and 337 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of June 30, 2026, Dutch Bros Inc. held 100.0% of the voting interest and 77.6% of the economic interest of Dutch Bros OpCo. The Continuing Members held no voting interest and the remaining 22.4% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
Our condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the 2025 Form 10-K and as updated by this Form 10-Q.
We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements in the 2025 Form 10-K that includes additional information on accounting estimates, policies, and the methods and assumptions used in our estimates.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Significant Accounting Policies Updates
Except for the items noted below, there have been no material updates to our significant accounting policies during the six months ended June 30, 2026 from those previously reported in the 2025 Form 10-K.
Dutch Bros Inc.| Form 10-Q | 13

Deferred Revenue
Deferred revenue primarily consists of the unredeemed gift card liability and unredeemed points/rewards earned by customers in connection with a qualifying purchase under our Dutch Rewards loyalty program. Deferred revenue also includes bean and beverage sales to distributors where the performance obligation has not yet been satisfied as control has not transferred to the customer. Awards issued to customers independent of a purchase requirement, such as complimentary birthday drinks and other promotional awards, do not represent a contract liability, as there is no associated contract with the customer, and are recognized within cost of sales when redeemed by the customer.
Loyalty Program
The Company operates Dutch Rewards, our digital loyalty program accessible via mobile app, which provides customers the opportunity to collect points based on purchases. Points can be redeemed for rewards which include free drinks. Additionally, customers can receive complimentary birthday drinks and other promotional awards within Dutch Rewards.
Points earned and not redeemed for rewards within 180 days automatically expire, and rewards that are not used within 180 days of issuance automatically expire. Separately, complimentary birthday drinks and other promotional awards generally automatically expire after 30 days, depending on the specific award.
Based on historical expiration rates, a portion of points and rewards are not expected to be redeemed. Accordingly, we defer revenue based on the estimated value of beverages for which the points and rewards are expected to be redeemed.
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
Dutch Bros Inc.| Form 10-Q | 14

NOTE 3 — Revenue Recognition
Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Gift card and loyalty programs	$50,155	$62,014
Initial unearned franchise fees and other[1]	3,529	2,562
Total deferred revenue	$53,684	$64,576
_______________
1    Initial unearned franchise fees are recorded as a contract liability, and revenue is recognized ratably over the term of the franchise agreement, which is generally ten years.

Deferred revenue activity was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025 [3]
Beginning balance	$64,576	$50,883
Revenue deferred [1]	221,197	265,623
Revenue recognized [2]	(232,412)	(265,111)
Other deferred revenue, net	323	(122)
Ending balance	53,684	51,273
Less: current portion	(47,160)	(43,533)
Deferred revenue, net of current portion	$6,524	$7,740
_______________
1    Revenue deferred includes gift card activations, loyalty app cash loads and loyalty points/rewards earned.
2    Revenue recognized includes redemptions of gift cards, loyalty app cash loads and rewards, as well as breakage.
3    Beginning in 2026, complimentary birthday drinks and other promotional awards, which are not issued in connection with a purchase, have been excluded from the population of deferred revenue activity. For the six months ended June 30, 2025, complimentary birthday drinks and other promotional awards activity of revenue deferred and revenue recognized was approximately $49.0 million and $48.5 million, respectively. This change did not have a material effect on the ending deferred revenue balance.
Revenue recognized during the three and six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue liability balances at the beginning of the period, are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Gift card redemptions [1]	$3,078	$1,315	$8,640	$6,407
_____________________
1    Amounts exclude cash loads and transactions related to our loyalty rewards program.
NOTE 4 — Acquisitions
Asset Acquisition
On January 23, 2026, we purchased certain assets of Clutch Coffee, primarily consisting of leasehold interests for $19.8 million in cash. Clutch Coffee was a regional drive-thru chain with 22 locations operating or under construction in North Carolina and South Carolina. This acquisition was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, with the purchase price and transaction costs allocated to the assets acquired based on their relative fair value as of the acquisition date. We are in the process of converting 20 of these acquired locations to Dutch Bros-branded company-
Dutch Bros Inc.| Form 10-Q | 15

operated shops. As of June 30, 2026, we have converted 14 shops to Dutch Bros-branded shops, with the remaining to be converted by the end of Q3 2026.
NOTE 5 — Supplemental Financial Information
Inventories
Inventories, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$15,412	$25,516
Finished goods	25,841	23,401
Total inventories	$41,253	$48,917
Other current liabilities
Other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$53,942	$50,314
Sales, use and property taxes payable	15,980	15,354
Other accrued liabilities	53,472	33,505
Other current liabilities	$123,394	$99,173
NOTE 6 — Property and Equipment
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Software	$20,944	$14,630
Equipment and fixtures	356,096	305,116
Buildings and leasehold improvements	739,156	684,322
Land	7,022	7,022
Construction-in-progress [1]	100,993	75,225
Property and equipment, gross	1,224,211	1,086,315
Less: accumulated depreciation	(318,970)	(261,813)
Property and equipment, net	$905,241	$824,502
_______________
1    Construction-in-progress primarily consisted of construction and equipment costs for new and existing shops.
Depreciation expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$26,183	$19,942	$55,340	$38,907
Selling, general, and administrative	1,656	801	3,086	1,188
Total depreciation expense	$27,839	$20,743	$58,426	$40,095
Dutch Bros Inc.| Form 10-Q | 16

NOTE 7 — Other Long-Term Assets
The details of other long-term assets were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Reacquired franchise rights[1]	$27,049	$27,049
Less: accumulated amortization	(25,938)	(25,539)
Reacquired franchise rights, net	$1,111	$1,510
Goodwill	21,629	21,629
Other	1,145	2,385
Total other long-term assets, net	$23,885	$25,524
_______________
1    Weighted-average amortization periods (in years) were approximately 2.8 and 3.1 for the three months ended June 30, 2026 and 2025, respectively.
Amortization expense of reacquired franchise rights included in our condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$185	$409	$399	$912
NOTE 8 — Leases
A summary of finance and operating lease right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	Balance Sheet Classification	June 30, 2026	December 31, 2025
Right-of-use assets
Finance leases		$392,280	$406,381
Operating leases		591,720	448,958
	Lease right-of-use assets, net	$984,000	$855,339
Lease liabilities
Current lease liabilities
Finance leases		$16,411	$17,298
Operating leases		25,228	19,168
	Current portion of lease liabilities	$41,639	$36,466
Non-current lease liabilities
Finance leases		$394,647	$402,697
Operating leases		572,559	449,683
	Lease liabilities, net of current portion	$967,206	$852,380
Total lease liabilities		$1,008,845	$888,846
Dutch Bros Inc.| Form 10-Q | 17

The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$7,457	$6,725	$14,911	$13,285
Amortization of right-of-use assets	Selling, general, and administrative	—	15	—	30
Interest on lease liabilities	Interest expense	6,105	5,729	12,282	11,338
Total finance lease costs		13,562	12,469	27,193	24,653

Operating lease costs
Lease expenses	Cost of sales	15,400	9,656	28,953	18,319
Lease expenses	Selling, general, and administrative	693	699	1,386	1,399
Total operating lease costs		16,093	10,355	30,339	19,718

Variable lease costs	Cost of sales	2,823	2,310	5,584	4,425
Total lease costs		$32,478	$25,134	$63,116	$48,796
Supplemental cash flow information related to leases is as follows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$12,282	$11,337
Operating cash flows from operating leases	25,906	14,872
Financing cash flows from finance leases	9,576	7,111
Right-of-use assets obtained in exchange for lease obligations
Finance leases	639	18,982
Operating leases	138,549	67,354
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
Dutch Bros Inc.| Form 10-Q | 18

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
As of June 30, 2026, $50.0 million was outstanding on our revolving credit facility, and $430.6 million was available for borrowing, net of $19.4 million in letters of credit, and $146.3 million of principal was outstanding on the term loan facility. The revolving loan and term loan both bear interest at approximately 4.89% as of June 30, 2026, excluding any impacts from our interest rate swap. We were in compliance with our financial covenants as of that date.
Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	June 30, 2026	December 31, 2025
Term loan under credit facility	$146,250	$148,125
Revolving loan under credit facility	50,000	50,000
Finance obligations[1]	4,150	4,162
Unsecured note payable	111	176
Total debt	200,511	202,463
Less: loan origination fees	(2,028)	(2,287)
Less: current portion	(3,883)	(3,881)
Total long-term debt, net of current portion	$194,600	$196,295
_______________
1    Represents failed sale-leaseback arrangements, and also in 2025, a consideration payable associated with acquired leases.
Future annual maturities of long-term debt as of June 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$1,941
2027	5,670
2028	7,500
2029	11,250
2030	170,000
Thereafter	4,150
Total	$200,511
Dutch Bros Inc.| Form 10-Q | 19

NOTE 10 — Derivative Financial Instrument
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of June 30, 2026, the interest rate swap had a notional amount of approximately $55.1 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of June 30, 2026, the one-month adjusted term SOFR was 3.64%.
Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of June 30, 2026, we expect to reclassify a gain of approximately $0.4 million from AOCI to earnings within the next twelve months.
Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	June 30, 2026	December 31, 2025
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$448	$466
Interest rate swap contract	Other long-term assets	—	36
Total derivative instrument designated as cash flow hedge		$448	$502

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Classification	2026	2025	2026	2025
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$102	$(15)	$300	$(175)
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(158)	(280)	(323)	(562)
Income tax benefit	Statements of Comprehensive Income	17	54	11	147
NOTE 11 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax expense	$12,623	$7,243	$15,964	$8,702
Effective tax rate	19.7%	15.9%	17.5%	12.5%
Dutch Bros Inc.| Form 10-Q | 20

Three Months Ended June 30, 2026 v. 2025
The effective tax rate for the quarter ended June 30, 2026, was 19.7%, which reflects the US federal statutory rate of 21% on pre-tax income, increased by the impact of state income taxes, offset by the tax benefits of income attributable to non-controlling interests and federal tax credits. The increase in the effective tax rate from 15.9% in the same period in 2025 is primarily due to the increase in our ownership of Dutch Bros OpCo.
Six Months Ended June 30, 2026 v. 2025
The effective tax rate for the six months ended June 30, 2026, was 17.5%, which reflects the US federal statutory rate of 21% on pre-tax income, increased by the impact of state income taxes, offset by the tax benefits of income attributable to non-controlling interests and federal tax credits. The increase in the effective tax rate from 12.5% in the same period in 2025 is due to a decrease in the benefit from stock compensation, as well as an increase in our ownership of Dutch Bros OpCo.
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
As of June 30, 2026, our total TRAs-related liabilities were $973.0 million. The changes related to these liabilities were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$821,049	$627,834
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	166,291	202,680
Payments under TRA	(13,953)	(4,698)
TRAs remeasurements and other [1]	(437)	(4,767)
Ending balance	$972,950	$821,049
Less: current portion	(686)	(7,696)
TRAs liability, net of current portion	$972,264	$813,353
_________________
1 For 2025, the impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRAs. For 2026, the impact is related to the increase in the valuation allowance for charitable contributions that are not expected to be utilized.
For the three and six months ended June 30, 2026 in connection with our Tax Receivable Agreements, deferred tax assets associated with our investment in Dutch Bros OpCo increased $179.0 million due to the exchange of approximately 10.6 million units of our Class A common units for Class A common stock. In addition, during three and six months ended June 30, 2026 the TRA liability increased $166.3 million as a result of these exchanges, all of which occurred in Q2 2026.
Dutch Bros Inc.| Form 10-Q | 21

NOTE 12 — Equity-Based Compensation
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2025	842	$46.55
New grants	651	53.58
Vested	(369)	38.70
Forfeitures	(72)	52.41
Balance, June 30, 2026	1,052	$52.32
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2025	55	$132.96
New grants	134	78.80
Forfeitures	(14)	105.08
Balance, June 30, 2026	175	$93.77
Total release date fair value of vested equity awards for six months ended June 30, 2026 and 2025 are presented below:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2026		2025
	Awards/units	W/A vest date fair value	Awards/units	W/A vest date fair value
RSUs	17,812	$48.29	34,823	$78.86
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$900	$575	$1,559	$975
Selling, general, and administrative expenses	5,979	4,096	10,598	7,890
Total stock-based compensation expense	$6,879	$4,671	$12,157	$8,865
Dutch Bros Inc.| Form 10-Q | 22

As of June 30, 2026, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $58.6 million, which will be recognized as follows:

(in thousands)
Remainder of 2026	$14,662
2027	24,308
2028	16,673
2029	2,997
Total unrecognized stock-based compensation	$58,640
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	June 30, 2026
(units in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	137,893	77.6%
Dutch Bros OpCo Class A common units held by non-controlling interest holders[1]	39,843	22.4%
Total Dutch Bros OpCo Class A common units outstanding	177,736	100.0%
_______________
1    Non-controlling interest ownership includes approximately 3.1 million Class A common units that were decoupled from Class B common stock; these units can be converted on a one-for-one basis to Class A common stock.
Dutch Bros Inc.| Form 10-Q | 23

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to Dutch Bros Inc.	$37,410	$25,624	$53,507	$40,977
Other comprehensive income (loss):
Unrealized loss on derivative securities, effective portion, net of income tax impacts	(19)	(154)	(1)	(344)
Additional paid-in capital:
Increase as a result of equity-based compensation	5,324	3,341	9,103	6,241
Decrease as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(128)	—	(4,549)	(7,771)
Increase as a result of the acquisition of Dutch Bros OpCo Class A common units	45,556	6,592	45,846	40,859
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$88,143	$35,403	$103,906	$79,962
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average ownership percentage of non-controlling interest holders	24.3%	28.8%	26.4%	30.3%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amounts paid to non-controlling interest holders	$16,854	$6,867	$16,854	$6,867
Dutch Bros Inc.| Form 10-Q | 24

NOTE 14 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to Dutch Bros Inc.
Net income	$51,605	$38,357	$75,269	$60,837
Less: Net income attributable to non-controlling interests	14,195	12,733	21,762	19,860
Net income attributable to Dutch Bros Inc.	$37,410	$25,624	$53,507	$40,977

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$37,410	$25,624	$53,507	$40,977
Denominator:
Weighted-average number of shares of Class A common stock outstanding - basic	134,494	126,390	130,837	123,615
Basic net income per share attributable to common stockholders	$0.28	$0.20	$0.41	$0.33

Dutch Bros Inc.| Form 10-Q | 25

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$37,410	$25,624	$53,507	$40,977
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	22	31	52	63
Allocation of undistributed net income	$37,432	$25,655	$53,559	$41,040
Denominator:
Number of shares used in basic computation	134,494	126,390	130,837	123,615
Add: weighted-average effect of dilutive securities
RSUs	271	440	426	563
Weighted-average number of shares of Class A common stock outstanding used to calculate diluted net income per share	134,765	126,830	131,263	124,178
Diluted net income per share attributable to common stockholders	$0.28	$0.20	$0.41	$0.33

The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs	164	243	173	172
PSUs	311	63	230	46
Total anti-dilutive securities	475	306	403	218
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
Guarantees
We periodically provide guarantees to franchise partners for lease payments. As of June 30, 2026 and December 31, 2025, we had guaranteed approximately $7.6 million and $7.8 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 26

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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of June 30, 2026, Dutch Bros Inc. recognized $973.0 million of liabilities related to its obligations under the TRAs. Refer to NOTE 11 — Income Taxes for additional information.
NOTE 16 — Related Party Transactions
Related party transactions were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Distributions and TRA payments to Co-Founder and Sponsor ¹	$29,886	$11,494	$30,807	$11,565
Donations to Dutch Bros Foundation	42	2,062	2,125	2,125
_______________
1    See NOTE 11 — Income Taxes for further information.
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
Dutch Bros Inc.| Form 10-Q | 27

NOTE 17 — Segment Reporting
Segment information is prepared on the same basis that our CEO, who is the CODM, manages the segments, evaluates financial results and makes key operating decisions. Our CEO evaluates financial performance based on two operating segments, which offer distinct products and services to different customers: Company-operated shops and Franchising and other. The Company-operated shops segment includes retail beverage shop sales to end consumers. The Franchising and other segment includes bean and product sales to franchise partners, initial franchise fees, royalties, and marketing fees related to the franchise partners, as well as sales of products through our website.
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
No changes have been made to our segments during the three and six months ended June 30, 2026. In addition, no customer represented 10% or more of total revenue for the three and six months ended June 30, 2026 and 2025.
Dutch Bros Inc.| Form 10-Q | 28

Financial information for our reportable segments was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues
Company-operated shops	$510,031	$380,500	$939,088	$706,921
Franchising and other	40,820	35,313	76,175	64,044
Total revenues	550,851	415,813	1,015,263	770,965
Cost of sales
Company-operated shops
Beverage, food & packaging	133,108	96,468	245,430	177,847
Labor costs	129,460	101,270	241,765	190,709
Occupancy & other costs	83,085	59,984	159,870	113,911
Pre-opening costs	8,408	4,542	14,749	10,153
Franchising and other	11,909	6,429	24,267	15,204
Segment cost of sales[1]	365,970	268,693	686,081	507,824
Segment contribution
Company-operated shops	155,970	118,236	277,274	214,301
Franchising and other	28,911	28,884	51,908	48,840
Total segment contribution	$184,881	$147,120	$329,182	$263,141

Segment depreciation and amortization	(33,825)	(27,076)	(70,650)	(53,104)

Selling, general and administrative	(80,651)	(65,385)	(153,827)	(124,306)
Interest expense, net	(7,038)	(7,076)	(14,258)	(14,191)
Other income (expense), net	861	(1,983)	786	(2,001)
Income before income taxes	$64,228	$45,600	$91,233	$69,539
__________________
1    Segment cost of sales for this presentation excludes the impact of depreciation and amortization.
NOTE 18 — Subsequent Events
Business Combination
On July 27, 2026, the Company purchased the franchise rights and assets of 31 locations in Arizona from a franchisee for approximately $63.5 million. The purchase was funded with cash on hand. The Company expects to account for the transaction as a business combination. The allocation of the purchase price consideration to the estimated fair values of assets acquired and liabilities assumed is not yet finalized.
Asset Purchase Agreement
On August 4, 2026, the Company entered into an agreement to acquire the real estate and related site assets of up to 65 Salad and GoTM locations across Arizona, Nevada, Oklahoma and Texas. The closing is expected to occur in the third quarter of 2026 and is subject to applicable approvals and other customary closing conditions.
Dutch Bros Inc.| Form 10-Q | 29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Non-GAAP financial measures included herein are segment contribution, EBITDA, adjusted EBITDA, and adjusted selling, general and administrative.
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-Q | 30

Overview
Dutch Bros Inc. (NYSE: BROS) is a fun-loving, mind-blowing drive-thru specialty beverage leader dedicated to making a massive difference, one cup at a time. It was founded in Grants Pass, Oregon, in 1992 and now shares its vibrant culture and fully customizable drinks at 1,225 locations as of June 30, 2026. Dutch Bros serves a wide variety of unique, handcrafted beverages such as its exclusive Dutch Bros Rebel® energy drink, Myst Energy RefresherTM, specialty coffee, nitrogen-infused cold brew, tea, lemonade, soda and more.
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
Minimum Wage Increases
We expect pressures from minimum wage increases to continue to affect our operating results in the foreseeable future. Several states that we operate in have increased their minimum wage requirements in recent years. While these pressures have impacted our operating results, we have taken measures to gradually increase our menu prices, adjust our Dutch Rewards loyalty program, and make operating adjustments that increase productivity to help offset them. Menu price increases may lead to decreases in consumer demand. We will continue to evaluate further pricing actions to protect our operating results, however, if there is a time lag between increasing costs and our ability to increase menu prices or take other action in response, or if we choose not to pass on the cost increases by increasing menu prices, our operating results could be negatively affected.
Dutch Bros Inc.| Form 10-Q | 31

Results of Operations
As of June 30, 2026, we had 1,225 systemwide shops in 25 states, an increase of approximately 17.4% from the same period in the prior year. For the six months ended June 30, 2026, we generated $1,015.3 million of revenue, $75.3 million of net income, and $0.41 of income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.

2026 vs 2025
Increase in total shops	17.4%
Increase in total revenue	31.7%

Dutch Bros Inc.| Form 10-Q | 32

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Shop count, beginning of period
Company-operated	844	695	811	670
Franchised	333	317	325	312
Total shop count	1,177	1,012	1,136	982

Company-operated new openings	44	30	77	55
Franchised new openings	4	1	12	6

Shop count, end of period
Company-operated	888	725	888	725
Franchised	337	318	337	318
Total shop count	1,225	1,043	1,225	1,043

Systemwide AUV [1]	N/A	N/A	$2,193	$2,053
Company-operated shops AUV [1]	N/A	N/A	$2,164	$1,982

Systemwide same shop sales [1,2]	5.8%	6.1%	6.9%	5.3%
Ticket	4.1%	2.4%	3.6%	3.0%
Transactions	1.7%	3.7%	3.3%	2.3%
Company-operated same shop sales [1]	8.3%	7.8%	9.3%	7.2%
Ticket	4.9%	1.9%	4.3%	2.6%
Transactions	3.4%	5.9%	5.0%	4.6%

Systemwide sales [2]	$703,320	$571,273	$1,312,919	$1,060,945
Company-operated shops operating weeks [3]	11,189	9,184	21,682	17,921
Franchising shops operating weeks [3]	4,353	4,119	8,583	8,130

Dutch Rewards transactions as a percentage of total transactions [4]	73%	72%	74%	72%
Dutch Bros Inc.| Form 10-Q | 33

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	510,031	100.0	380,500	100.0	939,088	100.0	706,921	100.0
Company-operated shops gross profit	123,301	24.2	92,552	24.3	209,083	22.3	164,050	23.2
Company-operated shops contribution	155,970	30.6	118,236	31.1	277,274	29.5	214,301	30.3
Selling, general, and administrative expenses	80,651	14.6	65,385	15.7	153,827	15.2	124,306	16.1
Adjusted selling, general, and administrative expenses	72,491	13.2	58,709	14.1	138,003	13.6	112,206	14.6
Net income	51,605	9.4	38,357	9.2	75,269	7.4	60,837	7.9
Adjusted EBITDA	113,714	20.6	89,003	21.4	193,087	19.0	151,909	19.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2026	2025	2026	2025
Systemwide shop base	982	831	982	794
Company-operated shops base	670	542	670	510
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

Dutch Bros Inc.| Form 10-Q | 34

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	510,031	100.0	380,500	100.0	939,088	100.0	706,921	100.0

Beverage, food, and packaging costs	133,108	26.1	96,468	25.3	245,430	26.1	177,847	25.2
Labor costs	129,460	25.4	101,270	26.6	241,765	25.8	190,709	27.0
Occupancy and other costs	83,085	16.3	59,984	15.8	159,870	17.0	113,911	16.1
Pre-opening costs	8,408	1.6	4,542	1.2	14,749	1.6	10,153	1.4
Depreciation and amortization	32,669	6.4	25,684	6.8	68,191	7.2	50,251	7.1
Company-operated shops costs and expenses	386,730	75.8	287,948	75.7	730,005	77.7	542,871	76.8
Company-operated shops gross profit	123,301	24.2	92,552	24.3	209,083	22.3	164,050	23.2
Company-operated shops contribution	155,970	30.6	118,236	31.1	277,274	29.5	214,301	30.3

Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Company-operated shops revenue	$510,031	$380,500	$129,531	34.0%	$939,088	$706,921	$232,167	32.8%
Three Months Ended June 30, 2026 v. 2025
Company-operated shops revenue increased $88.4 million from newly opened shops not yet in the comparable shop base and $41.2 million from an 8.3% increase in same shop sales.
Six Months Ended June 30, 2026 v. 2025
Company-operated shops revenue increased $169.8 million from newly opened shops not yet in the comparable shop base and $62.3 million from a 9.3% increase in same shop sales.
Beverage, Food, and Packaging Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Beverage, food and packaging costs	$133,108	$96,468	$36,640	38.0%	$245,430	$177,847	$67,583	38.0%
As a percentage of company-operated shops revenues	26.1%	25.3%	N/A	80 bps	26.1%	25.2%	N/A	90 bps
Dutch Bros Inc.| Form 10-Q | 35

Three and Six Months Ended June 30, 2026 v. 2025
As a percentage of company-operated shops revenues, beverage, food and packaging costs increased by 80 basis points and 90 basis points for the three and six months ended June 30, 2026, respectively. These increases were primarily due to an increase in coffee costs and the costs associated with our new food program, which typically carry a higher cost margin than beverages.
Labor Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Labor costs	$129,460	$101,270	$28,190	27.8%	$241,765	$190,709	$51,056	26.8%
As a percentage of company-operated shops revenues	25.4%	26.6%	N/A	(120) bps	25.8%	27.0%	N/A	(120) bps
Three and Six Months Ended June 30, 2026 v. 2025
As a percentage of company-operated shops revenues, labor costs decreased by 120 basis points for the three and six months ended June 30, 2026, primarily due to sales leverage and the impact of pricing.
Occupancy and Other Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Occupancy and other costs	$83,085	$59,984	$23,101	38.5%	$159,870	$113,911	$45,959	40.3%
As a percentage of company-operated shops revenues	16.3%	15.8%	N/A	50 bps	17.0%	16.1%	N/A	90 bps
Three and Six Months Ended June 30, 2026 v. 2025
As a percentage of company-operated shops revenues, occupancy and other costs increased by 50 basis points and 90 basis points for the three and six months ended June 30, 2026, respectively. These increases were primarily due to the impact of occupancy rates from new shops as we shift more of our portfolio to build-to-suit leases versus commercial ground leases and higher repairs and maintenance costs in the first quarter.
Pre-opening Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Pre-opening costs	$8,408	$4,542	$3,866	85.1%	$14,749	$10,153	$4,596	45.3%
As a percentage of company-operated shops revenues	1.6%	1.2%	N/A	40 bps	1.6%	1.4%	N/A	20 bps
New company-operated shops opened	44	30	14	46.7%	77	55	22	40.0%
Pre-opening costs per new company-operated shop	$191	$151	$39	25.8%	$192	$185	$7	3.8%
Three and Six Months Ended June 30, 2026 v. 2025
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops, in the three and six months ended June 30, 2026 as compared to the same period in 2025.
Dutch Bros Inc.| Form 10-Q | 36

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Depreciation and amortization	$32,669	$25,684	$6,985	27.2%	$68,191	$50,251	$17,940	35.7%
As a percentage of company-operated shops revenues	6.4%	6.8%	N/A	(40) bps	7.2%	7.1%	N/A	10 bps
Three and Six Months Ended June 30, 2026 v. 2025
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period and an adjustment recorded in 2026 as a result of our evaluation of the useful lives of certain shop related assets previously placed into service.
Company-operated Shops Gross Profit and Contribution
The factors described above resulted in a gross profit margin decrease of 10 basis points and 90 basis points for the three and six months ended June 30, 2026 compared to 2025, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Company-operated shops gross profit	$123,301	$92,552	$30,749	33.2%	$209,083	$164,050	$45,033	27.5%
As a percentage of company-operated shops revenues	24.2%	24.3%	N/A	(10) bps	22.3%	23.2%	N/A	(90) bps
Company-operated shops contribution	$155,970	$118,236	$37,734	31.9%	$277,274	$214,301	$62,973	29.4%
As a percentage of company-operated shops revenues	30.6%	31.1%	N/A	(50) bps	29.5%	30.3%	N/A	(80) bps
Franchising and Other Segment Performance

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Franchising and other revenue	$40,820	$35,313	$5,507	15.6%	$76,175	$64,044	$12,131	18.9%
Franchising and other gross profit	27,755	27,492	263	1.0%	49,449	45,987	3,462	7.5%
As a percentage of franchising and other revenue	68.0%	77.9%	N/A	(990) bps	64.9%	71.8%	N/A	(690) bps
Three and Six Months Ended June 30, 2026 v. 2025
The franchising and other gross profit increases for the three and six months ended June 30, 2026 were primarily driven by products sold to franchisees (net of costs and adjustments), royalties and marketing fees generated from higher franchise partner sales.
Dutch Bros Inc.| Form 10-Q | 37

Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Selling, general, and administrative	$80,651	$65,385	$15,266	23.3%	$153,827	$124,306	$29,521	23.7%
As a percentage of total revenues	14.6%	15.7%	N/A	(110) bps	15.2%	16.1%	N/A	(90) bps
Three Months Ended June 30, 2026 v. 2025
The selling, general, and administrative increase of approximately $15.3 million was primarily driven by increased expenses of $9.7 million consisting of investments in human capital to support our revenue growth along with higher performance-based compensation; and $1.9 million of higher equity-based compensation. These increases were partially offset by lower realignment and restructuring charges of $1.5 million.
Six Months Ended June 30, 2026 v. 2025
The selling, general, and administrative increase of approximately $29.5 million was primarily driven by increased expenses of $15.7 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; and $2.7 million of higher equity-based compensation. These increases were partially offset by lower realignment and restructuring charges of $1.2 million.
Other Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Interest expense on finance leases	$(6,105)	$(5,729)	$(376)	6.6%	$(12,282)	$(11,338)	$(944)	8.3%
Other interest expense, net	(933)	(1,347)	414	(30.7)%	(1,976)	(2,853)	877	(30.7)%
Interest expense, net	$(7,038)	$(7,076)	$38	(0.5)%	$(14,258)	$(14,191)	$(67)	0.5%
Other income (expense), net	861	(1,983)	2,844	N/M	786	(2,001)	2,787	N/M
Total other expense	$(6,177)	$(9,059)	$2,882	(31.8)%	$(13,472)	$(16,192)	$2,720	(16.8)%
Three and Six Months Ended June 30, 2026 v. 2025
The increase in other income (expense), net was primarily driven by non-recurring expenses in the prior year related to our May 2025 credit facility refinancing.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Income tax expense	$12,623	$7,243	$5,380	74.3%	$15,964	$8,702	$7,262	83.5%
Effective tax rate	19.7%	15.9%	N/A	N/A	17.5%	12.5%	N/A	N/A
Three and Six Months Ended June 30, 2026 v. 2025
The increase in effective tax rate was primarily driven by the increase in our ownership of Dutch Bros OpCo.
Dutch Bros Inc.| Form 10-Q | 38

Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $268.6 million and $269.4 million as of June 30, 2026 and December 31, 2025, respectively.
For the six months ended June 30, 2026, our principal sources of liquidity were cash flows from operations. Our principal uses of liquidity for the six months ended June 30, 2026 were to fund our new shop builds, purchase the assets of Clutch Coffee and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Net cash provided by operating activities	$196,933	$126,781	$70,152	55.3%
Net cash used in investing activities	(149,048)	(99,731)	(49,317)	49.5%
Net cash used in financing activities	(48,665)	(65,989)	17,324	(26.3)%
Net decrease in cash and cash equivalents	$(780)	$(38,939)	$38,159	(98.0)%
Cash and cash equivalents at beginning of period	269,404	293,354	(23,950)	(8.2)%
Cash and cash equivalents at end of period	$268,624	$254,415	$14,209	5.6%
Operating Activities
The increase in net cash provided by operating activities was primarily driven by higher net income as a result of year-over-year sales growth and leverage of selling, general and administrative costs.
Investing Activities
The increase in net cash used in investing activities was primarily driven by higher investment in capital expenditures due to new company-operated shops openings in the current period compared to the same period in the prior year and acquisition of Clutch Coffee assets.
Financing Activities
The decrease in net cash used in financing activities cash outflows was primarily driven by non-recurring proceeds received on our delayed draw term loan facility in 2025.
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
As of June 30, 2026, cash requirements for the following items have materially changed from our 2025 Form 10-K:
•Lease liabilities — increased approximately $120 million from newly commenced leases, including approximately $23 million related to the Clutch Coffee asset acquisition.
Dutch Bros Inc.| Form 10-Q | 39

Credit Facility
JPMorgan Credit Facility
As of June 30, 2026, $146 million of principal was outstanding on our term loan facility, and $50 million was outstanding on our revolving credit facility. The term loan and revolving loan both bear interest at approximately 4.89% as of June 30, 2026.
Interest Rate Swap Contract
As of June 30, 2026, the interest rate swap had a notional amount of approximately $55 million and hedges interest rate risk on the term loan under the 2025 Credit Facility, with a fixed rate of 2.67%. As of June 30, 2026, the one-month adjusted term SOFR was 3.64%.
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
Dutch Bros Inc.| Form 10-Q | 40

EBITDA, Adjusted EBITDA
EBITDA — definition and/or calculation
Net income before interest expense (net of interest income), income tax expense, and depreciation and amortization expense.
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation, expenses associated with credit facility refinancing, acquisition-related costs, TRA remeasurements, and organization realignment and restructurings costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation, acquisition-related costs, and organization realignment and restructurings costs.
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
Acquisition-related costs
Costs incurred in connection with our purchase of the franchise rights and assets from a franchisee.
TRAs remeasurements
(Gain) loss impacts related to adjustments of our TRAs liabilities.
Organization realignment and restructurings
Fees and costs incurred in connection with our comprehensive initiatives to develop and implement a long-term strategy involving changes to our organizational structure to support our growth.
Dutch Bros Inc.| Form 10-Q | 41

The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops gross profit	123,301	24.2	92,552	24.3	209,083	22.3	164,050	23.2
Depreciation and amortization	32,669	6.4	25,684	6.8	68,191	7.2	50,251	7.1
Company-operated shops contribution	155,970	30.6	118,236	31.1	277,274	29.5	214,301	30.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Franchising and other gross profit	27,755	68.0	27,492	77.9	49,449	64.9	45,987	71.8
Depreciation and amortization	1,156	2.8	1,392	3.9	2,459	3.2	2,853	4.5
Franchising and other contribution	28,911	70.8	28,884	81.8	51,908	68.1	48,840	76.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income	51,605	9.4	38,357	9.2	75,269	7.4	60,837	7.9
Depreciation and amortization	35,481	6.4	27,893	6.7	73,736	7.3	54,323	7.0
Interest expense, net	7,038	1.3	7,076	1.8	14,258	1.4	14,191	1.9
Income tax expense	12,623	2.3	7,243	1.7	15,964	1.6	8,702	1.1
EBITDA	106,747	19.4	80,569	19.4	179,227	17.7	138,053	17.9
Equity-based compensation	6,879	1.2	4,671	1.1	12,157	1.2	8,865	1.1
Expenses associated with 2022 credit facility refinancing	—	—	2,000	0.5	—	—	2,000	0.3
Acquisition-related costs	309	0.1	—	—	309	—	—	—
TRAs remeasurement	(437)	(0.1)	—	—	(437)	—	—	—
Organization realignment and restructurings	216	—	1,763	0.4	1,831	0.1	2,991	0.4
Adjusted EBITDA	113,714	20.6	89,003	21.4	193,087	19.0	151,909	19.7
Dutch Bros Inc.| Form 10-Q | 42

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative	80,651	14.6	65,385	15.7	153,827	15.2	124,306	16.1
Depreciation and amortization	(1,656)	(0.3)	(817)	(0.2)	(3,086)	(0.3)	(1,219)	(0.2)
Equity-based compensation	(5,979)	(1.0)	(4,096)	(1.0)	(10,598)	(1.2)	(7,890)	(0.9)
Acquisition-related costs	(309)	(0.1)	—	—	(309)	—	—	—
Organization realignment and restructurings	(216)	—	(1,763)	(0.4)	(1,831)	(0.1)	(2,991)	(0.4)
Adjusted selling, general, and administrative	72,491	13.2	58,709	14.1	138,003	13.6	112,206	14.6
Dutch Bros Inc.| Form 10-Q | 43

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states. Several states in which we operate have recently enacted increases to their minimum wage requirements, some of which are expected to become effective in 2026 or later. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of June 30, 2026, we employed approximately 27,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2025 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of June 30, 2026, we had $50.0 million in revolving loans outstanding, and $146.3 million was outstanding on our term loan facility. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of June 30, 2026 would result in an increase in our annual interest expense of approximately $2.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 44

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 45

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
ITEM 1A. RISK FACTORS
Except for the items noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2025 Form 10-K. The risk factors described in our 2025 Form 10-K, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially and adversely affect our business, financial condition and results of operations, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our Class A common stock.
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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in food. In May 2026, the Food and Drug Administration announced it had finalized its new post-market assessment program for chemicals in the food supply and launched its first reassessments under the program, with further reviews expected on an ongoing basis. Such assessments may be initiated by external petitions or
Dutch Bros Inc.| Form 10-Q | 46

the agency’s own initiative. In addition, the Food and Drug Administration is developing a proposed rule to increase oversight of food ingredients deemed Generally Recognized as Safe (GRAS), which, if finalized, would require mandatory submission of GRAS notices for food ingredients. GRAS reform legislation has also been introduced in Congress. Furthermore, an increasing number of states have proposed or enacted laws intended to prohibit or limit the use of certain food and color additives and states have initiated actions and investigations into the use of certain additives by companies. For example, in 2025, the Texas Attorney General’s Office initiated multiple investigations into major food companies regarding the marketing of products containing artificial dyes, resulting in public commitments to remove such additives in the near term and, in one case, a legally binding agreement. Should such regulatory change affect the ingredients currently used in our products and we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
As part of our business strategy to grow our business, we have in the past and may in the future make investments or acquisitions in, or enter into strategic partnerships with, other companies, including acquisitions of franchises from our franchise partners and acquisitions of material lease rights, real estate or properties for conversion to new shops. The identification of suitable acquisitions or partnership candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions or partnerships on favorable terms, if at all. These acquisitions or partnerships may be more costly to protect our competitive position, but may not ultimately strengthen our competitive position, or achieve the intended goals of such acquisition or partnership, and any acquisitions or partnerships we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition or partnership. In addition, if we fail to successfully integrate such acquisitions, assets, technologies, properties, or personnel associated with such acquisitions or partnerships into our company, the business and results of operations of the combined company would be adversely affected.
Dutch Bros Inc.| Form 10-Q | 47

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

Dutch Bros Inc.| Form 10-Q | 48

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	—	—	—	—
May 1 - 31, 2026	3,003	$55.09	—	—
June 1 - 30, 2026	—	—	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Unregistered Sales of Equity Securities
On April 27, 2026, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of Dutch Bros Inc.’s Class A common stock via exchange of 9.9 million Dutch Bros OpCo Class A common units held by entities controlled by our Co-Founder for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then reserved for sale directly by entities controlled by our Co-Founder pursuant to a Rule 10b5-1 trading arrangement, and we received no proceeds.
Pursuant to Section 3(a)(9) of the Securities Act, we made unregistered issuances of Dutch Bros Inc.’s Class A common stock via exchange of Dutch Bros OpCo Class A common units (and corresponding cancellation of the same number of shares of Class C common stock), held by our Sponsor for shares of our Class A common stock on a one-for-one basis, as follows:

Date	Total Number of Class A Common Units Exchanged for Class A Common Stock	Total Number of Class C Common Stock Cancelled
May 1, 2026	43,334	(43,334)
May 6, 2026	110,000	(110,000)
June 1, 2026	188,281	(188,281)
June 4, 2026	36,697	(36,697)
June 10, 2026	312,103	(312,103)
Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and we received no proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Dutch Bros Inc.| Form 10-Q | 49

ITEM 5. OTHER INFORMATION
There are no disclosures required by this Item 5, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.
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
Dutch Bros Inc.| Form 10-Q | 50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUTCH BROS INC.
(Registrant)

August 5, 2026	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

August 5, 2026	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial Officer)

August 5, 2026	By:	/s/ Nicholas Daddario
Date		Nicholas Daddario
Chief Accounting Officer
(Principal Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 51