Form 10-Q
period 2026-09-30
Dutch Bros Inc.
filed 2026-11-05
CIK 1866581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of November 1, 2026, the registrant’s outstanding shares of common stock were as follows:

Class A common stock	137,950,644
Class B common stock	35,177,924
Class C common stock	1,562,994

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

Dutch Bros Inc.| Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DUTCH BROS INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts; unaudited)	2026	2025	2026	2025
Revenues
Company-operated shops	$515,006	$392,833	$1,454,094	$1,099,754
Franchising and other	34,833	30,751	111,008	94,795
Total revenues	549,839	423,584	1,565,102	1,194,549

Costs and Expenses
Cost of sales	418,071	316,805	1,174,802	877,733
Selling, general and administrative	78,954	65,289	232,781	189,595
Total costs and expenses	497,025	382,094	1,407,583	1,067,328

Income from operations	52,814	41,490	157,519	127,221

Other expense
Interest expense, net	(7,079)	(6,695)	(21,337)	(20,886)
Other income (expense), net	300	149	1,086	(1,852)
Total other expense	(6,779)	(6,546)	(20,251)	(22,738)

Income before income taxes	46,035	34,944	137,268	104,483
Income tax expense	8,807	7,661	24,771	16,363
Net income	$37,228	$27,283	$112,497	$88,120
Less: Net income attributable to non-controlling interests	10,071	9,788	31,833	29,648
Net income attributable to Dutch Bros Inc.	$27,157	$17,495	$80,664	$58,472
Net income per share of Class A common stock:
Basic	$0.20	$0.14	$0.61	$0.47
Diluted	$0.20	$0.14	$0.60	$0.47
Weighted-average shares of Class A common stock outstanding:
Basic	137,941	126,986	133,230	124,751
Diluted	138,178	127,379	133,388	125,204
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 3

DUTCH BROS INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2026	2025	2026	2025
Net income	$37,228	$27,283	$112,497	$88,120
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $25, $40, $36 and $187, respectively	(105)	(187)	(117)	(777)
Comprehensive income	37,123	27,096	112,380	87,343
Less: comprehensive income attributable to non-controlling interests	10,042	9,723	31,793	29,337
Comprehensive income attributable to Dutch Bros Inc.	$27,081	$17,373	$80,587	$58,006
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 4

DUTCH BROS INC.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts; unaudited)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$194,606	$269,404
Accounts receivable, net	15,768	18,387
Inventories, net	42,001	48,917
Prepaid expenses and other current assets	31,732	20,670
Total current assets	284,107	357,378
Property and equipment, net	981,790	824,502
Lease right-of-use assets, net	1,076,370	855,339
Deferred income tax assets, net	1,103,811	946,571
Other long-term assets	64,975	25,524
Total assets	$3,511,053	$3,009,314
Liabilities and Equity
Current liabilities:
Accounts payable	$49,530	$37,625
Other current liabilities	121,522	99,173
Deferred revenue	52,332	55,658
Current portion of tax receivable agreements liability	686	7,696
Current portion of lease liabilities	46,080	36,466
Current portion of long-term debt	4,766	3,881
Total current liabilities	274,916	240,499
Deferred revenue, net of current portion	6,669	8,918
Lease liabilities, net of current portion	1,054,345	852,380
Long-term debt, net of current portion	192,870	196,295
Tax receivable agreements liability, net of current portion	973,132	813,353
Total liabilities	2,501,932	2,111,445
Commitments and contingencies (Note 15)
Preferred stock, $0.00001 par value per share - 20,000 shares authorized; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.00001 par value per share - 400,000 shares authorized; 137,951 and 127,054 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value per share - 144,000 shares authorized; 35,178 and 35,211 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.00001 par value per share - 105,000 shares authorized; 1,563 and 2,280 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	649,634	581,261
Accumulated other comprehensive income (loss)	(29)	48
Retained earnings	180,172	99,508
Total stockholders' equity attributable to Dutch Bros Inc.	829,778	680,818
Non-controlling interests	179,343	217,051
Total equity	1,009,121	897,869
Total liabilities and equity	$3,511,053	$3,009,314
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 5

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2026

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, June 30, 2026	137,893	$1	35,178	$—	1,587	$—	$644,589	$47	$153,015	$177,362	$975,014
Net income	—	—	—	—	—	—	—	—	27,157	10,071	37,228
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $25	—	—	—	—	—	—	—	(76)	—	(29)	(105)
Equity-based compensation expense	—	—	—	—	—	—	5,397	—	—	1,558	6,955
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	34	—	—	—	—	—	(815)	—	—	(234)	(1,049)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	24	—	—	—	(24)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	143	—	—	(143)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	320	—	—	—	320
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(9,242)	(9,242)
Balance, September 30, 2026	137,951	$1	35,178	$—	1,563	$—	$649,634	$(29)	$180,172	$179,343	$1,009,121

Dutch Bros Inc.| Form 10-Q | 6

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2026

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2025	127,054	$1	35,211	$—	2,280	$—	$581,261	$48	$99,508	$217,051	$897,869
Net income	—	—	—	—	—	—	—	—	80,664	31,833	112,497
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $36	—	—	—	—	—	—	(32)	(77)	—	(40)	(149)
Equity-based compensation expense	—	—	—	—	—	—	14,500	—	—	4,612	19,112
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	283	—	—	—	—	—	(5,364)	—	—	(2,028)	(7,392)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	10,614	—	—	—	(715)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	45,989	—	—	(45,989)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	13,280	—	—	—	13,280
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(33)	—	(2)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(26,096)	(26,096)
Balance, September 30, 2026	137,951	$1	35,178	$—	1,563	$—	$649,634	$(29)	$180,172	$179,343	$1,009,121

Dutch Bros Inc.| Form 10-Q | 7

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended September 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, June 30, 2025	126,932	$1	35,211	$—	2,347	$—	$575,240	$284	$60,643	$197,761	$833,929
Net income	—	—	—	—	—	—	—	—	17,495	9,788	27,283
Unrealized loss on derivative securities, effective portion, net of income tax benefit of $40	—	—	—	—	—	—	—	(122)	—	(65)	(187)
Equity-based compensation expense	—	—	—	—	—	—	3,326	—	—	1,322	4,648
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	32	—	—	—	—	—	(728)	—	—	(289)	(1,017)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	67	—	—	—	(67)	—	—	—	—	—	—
Effect of equity transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	45	—	—	(45)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	373	—	—	—	373
Balance, September 30, 2025	127,031	$1	35,211	$—	2,280	$—	$578,256	$162	$78,138	$208,472	$865,029
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 8

DUTCH BROS INC.
Condensed Consolidated Statements of Stockholders’ Equity (continued)

Nine Months Ended September 30, 2025

	Dutch Bros Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
(in thousands; unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	115,432	$1	35,227	$—	3,545	$—	$517,074	$628	$19,666	$226,496	$763,865
Net income	—	—	—	—	—	—	—	—	58,472	29,648	88,120
Unrealized gain (loss) on derivative securities, effective portion, net of income tax benefit of $187	—	—	—	—	—	—	(108)	(466)	—	(311)	(885)
Equity-based compensation expense	—	—	—	—	—	—	9,567	—	—	3,946	13,513
Issuance of Class A common stock pursuant to vesting of equity awards, net of stock withheld for tax withholding obligations	335	—	—	—	—	—	(8,499)	—	—	(3,536)	(12,035)
Issuance of Class A common stock for conversion of Dutch Bros OpCo Class A common units, and for surrender and cancellation of Class C common stock, pursuant to exchange transactions	11,264	—	—	—	(1,264)	—	—	—	—	—	—
Effect of exchange transactions of Dutch Bros OpCo Class A common units	—	—	—	—	—	—	40,904	—	—	(40,904)	—
Impacts of Tax Receivable Agreements	—	—	—	—	—	—	19,318	—	—	—	19,318
Reverse Split transaction pursuant to OpCo Recapitalization	—	—	(16)	—	(1)	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, September 30, 2025	127,031	$1	35,211	$—	2,280	$—	$578,256	$162	$78,138	$208,472	$865,029

Dutch Bros Inc.| Form 10-Q | 9

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands; unaudited)	2026	2025
Cash flows from operating activities:
Net income	$112,497	$88,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,076	83,389
Non-cash interest expense	370	635
(Gain) loss on disposal of assets	(90)	115
Loss on extinguishment of debt	—	809
Equity-based compensation	19,112	13,513
Deferred income taxes	22,801	14,649
Non-cash operating lease cost	22,629	14,959
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,619	(3,705)
Inventories, net	6,916	(8,807)
Prepaid expenses and other current assets	(598)	2,800
Other long-term assets	954	(9,541)
Accounts payable	7,035	1,131
Other current liabilities	16,905	18,603
Deferred revenue	(7,391)	1,827
Other long-term liabilities	—	(8)
Operating lease liabilities	(19,802)	(2,583)
Net cash provided by operating activities	297,033	215,906
Cash flows from investing activities:
Purchases of property and equipment	(214,577)	(169,967)
Proceeds from disposal of property and equipment	48	31
Escrow deposit for potential acquisition	(10,000)	—
Acquisitions, net of cash acquired	(83,330)	—
Net cash used in investing activities	(307,859)	(169,936)
Cash flows from financing activities:
Payments on finance lease liabilities	(13,621)	(11,266)
Proceeds from long-term debt	—	250,000
Payments on long-term debt	(2,910)	(285,716)
Payments of debt issuance costs	—	(1,547)
Tax withholding payments upon vesting of equity awards	(7,392)	(12,035)
Distributions to non-controlling interest holders	(26,096)	(6,867)
Payments under tax receivable agreements	(13,953)	(4,698)
Net cash used in financing activities	(63,972)	(72,129)
Net decrease in cash and cash equivalents	(74,798)	(26,159)
Cash and cash equivalents, beginning of period	269,404	293,354
Cash and cash equivalents, end of period	$194,606	$267,195

Dutch Bros Inc.| Form 10-Q | 10

DUTCH BROS INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands; unaudited)	2026	2025
Supplemental disclosure of cash flow information
Interest paid	$27,062	$29,196
Income taxes paid	1,999	900
Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment recorded as liabilities as of end of period	19,782	19,180
See accompanying notes to condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 11

DUTCH BROS INC.
Index for Notes to Condensed Consolidated Financial Statements
Dutch Bros Inc.| Form 10-Q | 12

DUTCH BROS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Organization and Background
Business
Dutch Bros Inc., a Delaware corporation, together with its subsidiaries (the Company, we, us, or our, collectively) operates and franchises drive-thru shops as well as sells and distributes coffee, coffee-related products, and accessories. As of September 30, 2026, there were 1,273 shops in operation in 27 U.S. states, of which 960 were company-operated and 313 were franchised.
Organization
Dutch Bros Inc. is the sole managing member of Dutch Bros OpCo and operates and controls all of the business and affairs of Dutch Bros OpCo. As a result, Dutch Bros Inc. consolidates the financial results of Dutch Bros OpCo and reports a non-controlling interest representing the economic interest in Dutch Bros OpCo held by the other members of Dutch Bros OpCo. The Company’s fiscal year end is December 31. As of September 30, 2026, Dutch Bros Inc. held 100.0% of the voting interest and 77.6% of the economic interest of Dutch Bros OpCo. The Continuing Members held no voting interest and the remaining 22.4% of the economic interest of Dutch Bros OpCo.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Financial Statements Presentation
Our condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, consistent in all material respects with those applied in the 2025 Form 10-K and as updated by this Form 10-Q.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Significant Accounting Policies Updates
Except for the items noted below, there have been no material updates to our significant accounting policies during the nine months ended September 30, 2026 from those previously reported in the 2025 Form 10-K.
Business Combinations
We allocate the purchase price paid for acquired assets and liabilities acquired in connection with an acquisition based on the estimated fair value at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value. In making these determinations, we may use the assistance of an independent third party valuation specialist.
Dutch Bros Inc.| Form 10-Q | 13

Goodwill, if any, is measured as the excess of the purchase price paid over the net of the acquisition date fair values of assets acquired and liabilities assumed. Additional information may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
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
Loyalty Program
Dutch Rewards, our digital loyalty program accessible via mobile app, provides customers the opportunity to collect points based on purchases. Points can be redeemed for rewards which include free drinks. Additionally, customers can receive complimentary birthday drinks and other promotional awards within Dutch Rewards.
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
Dutch Bros Inc.| Form 10-Q | 14

NOTE 3 — Revenue Recognition
Deferred Revenue
Components of our deferred revenue liability are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Gift card and loyalty programs	$55,999	$62,014
Initial unearned franchise fees and other[1]	3,002	2,562
Total deferred revenue	$59,001	$64,576
_______________
1    Initial unearned franchise fees are recorded as a contract liability, and revenue is recognized ratably over the term of the franchise agreement, which is generally ten years.

Deferred revenue activity was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025 [3]
Beginning balance	$64,576	$50,883
Revenue deferred [1]	352,102	405,087
Revenue recognized [2]	(357,425)	(403,126)
Other deferred revenue, net	(252)	(134)
Ending balance	59,001	52,710
Less: current portion	(52,332)	(45,606)
Deferred revenue, net of current portion	$6,669	$7,104
_______________
1    Revenue deferred includes gift card activations, loyalty app cash loads and loyalty points/rewards earned.
2    Revenue recognized includes redemptions of gift cards, loyalty app cash loads and rewards, as well as breakage.
3    Beginning in 2026, complimentary birthday drinks and other promotional awards, which are not issued in connection with a purchase, have been excluded from the population of deferred revenue activity. For the nine months ended September 30, 2025, complimentary birthday drinks and other promotional awards activity of revenue deferred and revenue recognized was approximately $79.1 million and $77.7 million, respectively. This change did not have a material effect on the ending deferred revenue balance.
Revenue recognized during the three and nine months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue liability balances at the beginning of the period, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gift card redemptions [1]	$1,389	$756	$10,029	$7,163
_____________________
1    Amounts exclude cash loads and customer visits related to our loyalty rewards program.
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
Dutch Bros Inc.| Form 10-Q | 15

transaction costs allocated to the assets acquired based on their relative fair value as of the acquisition date.
Franchise Buyback
On July 27, 2026, we reacquired the franchise rights and assets of 32 locations in Arizona from a franchisee for approximately $63.5 million due to the franchise owner’s decision to retire. The purchase was funded with cash on hand. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Company-operated shops segment as of the acquisition date.
The following table summarizes the allocations of the purchase price to the estimated fair values of assets acquired and liabilities assumed:

(in thousands)	September 30, 2026
Acquisition consideration:
Purchase price consideration	$63,525

Cash and cash equivalents	16
Equipment and fixtures	2,991
Building and leasehold improvements	19,566
Lease right-of-use assets	28,784
Reacquired franchise rights	27,000
Other assets	600
Other current liabilities	(117)
Deferred revenue[1]	(1,977)
Lease obligations	(28,434)
Net assets acquired	48,429
Goodwill	$15,096
1 Primarily relates to customers’ gift card liabilities.
Reacquired franchise rights had weighted-average useful lives of 5.4 years at the time of purchase.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition. This transaction was treated as a taxable asset acquisition for income tax purposes. As such, the amount of goodwill recognized is expected to be fully deductible for tax purposes.
The purchase price allocation as of the date of the acquisition was based on a preliminary valuation performed by third-party valuation specialists and is subject to revision within the measurement period (up to one year from the acquisition dates) as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The primary areas that remain preliminary relate to the fair values of building and leasehold improvements purchased and franchise rights reacquired.
For the reacquired franchise shops, net incremental revenue of approximately $13.5 million and net income of approximately $1.6 million are included in our consolidated statements of operations for the period from the acquisition date through September 30, 2026.
The following table reflects our unaudited pro forma results as if the acquisition had taken place as of January 1, 2025:
Dutch Bros Inc.| Form 10-Q | 16

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands; unaudited)	2026	2025	2026	2025
Revenue	$554,684	$441,818	$1,605,871	$1,248,940
Net income	$38,058	$29,031	$117,269	$93,182
The unaudited pro forma information has been prepared for comparative purposes only, in accordance with the acquisition method of accounting, and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma information includes adjustments to eliminate historical franchise-related revenues and expenses associated with the acquired shops.
Other Acquisition Activity
During the three months ended September 30, 2026, we entered into an agreement to acquire certain Salad and GoTM sites pursuant to a Chapter 11 bankruptcy proceeding, and funded a $10.0 million escrow deposit. The deposit was refunded in full in the fourth quarter of 2026.
NOTE 5 — Supplemental Financial Information
Inventories
Inventories, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$15,833	$25,516
Finished goods	26,168	23,401
Total inventories	$42,001	$48,917
Other current liabilities
Other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$52,780	$50,314
Sales, use and property taxes payable	19,198	15,354
Other accrued liabilities	49,544	33,505
Other current liabilities	$121,522	$99,173
NOTE 6 — Property and Equipment
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Software	$22,032	$14,630
Equipment and fixtures	381,513	305,116
Buildings and leasehold improvements	789,167	684,322
Land	7,022	7,022
Construction-in-progress [1]	131,181	75,225
Property and equipment, gross	1,330,915	1,086,315
Less: accumulated depreciation	(349,125)	(261,813)
Property and equipment, net	$981,790	$824,502
_______________
Dutch Bros Inc.| Form 10-Q | 17

1    Construction-in-progress primarily consisted of construction and equipment costs for new and existing shops.
Depreciation expense included in our condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$28,512	$20,901	$83,852	$59,808
Selling, general, and administrative	2,109	914	5,195	2,102
Total depreciation expense	$30,621	$21,815	$89,047	$61,910
NOTE 7 — Other Long-Term Assets
The details of other long-term assets were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Reacquired franchise rights[1]	$54,049	$27,049
Less: accumulated amortization	(27,193)	(25,539)
Reacquired franchise rights, net	$26,856	$1,510
Goodwill[2]	36,725	21,629
Other	1,394	2,385
Total other long-term assets, net	$64,975	$25,524
_______________
1    Weighted-average amortization periods (in years) were approximately 5.1 and 2.9 as of September 30, 2026 and December 31, 2025, respectively.
2    Goodwill increased approximately $15.1 million as a result of our franchise buyback. Refer to NOTE 4 — Acquisitions for additional information.
Amortization expense of reacquired franchise rights included in our condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$1,255	$272	$1,654	$1,185
The estimated future amortization expense of the reacquired franchise rights as of September 30, 2026 is as follows:

(in thousands)
Remainder of 2026	$1,778
2027	6,803
2028	6,092
2029	3,712
2030	2,991
Thereafter	5,480
Total	$26,856
NOTE 8 — Leases
Dutch Bros Inc.| Form 10-Q | 18

A summary of finance and operating lease right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	Balance Sheet Classification	September 30, 2026	December 31, 2025
Right-of-use assets
Finance leases		$385,233	$406,381
Operating leases		691,137	448,958
	Lease right-of-use assets, net	$1,076,370	$855,339
Lease liabilities
Current lease liabilities
Finance leases		$16,872	$17,298
Operating leases		29,208	19,168
	Current portion of lease liabilities	$46,080	$36,466
Non-current lease liabilities
Finance leases		$390,557	$402,697
Operating leases		663,788	449,683
	Lease liabilities, net of current portion	$1,054,345	$852,380
Total lease liabilities		$1,100,425	$888,846
The components of lease costs, excluding short-term lease costs and sublease income (both immaterial for the periods presented), were as follows:

	Statements of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Finance lease costs
Amortization of right-of-use assets	Cost of sales	$7,464	$6,969	$22,375	$20,254
Amortization of right-of-use assets	Selling, general, and administrative	—	10	—	40
Interest on lease liabilities	Interest expense	6,051	5,896	18,333	17,234
Total finance lease costs		13,515	12,876	40,708	37,529

Operating lease costs
Lease expenses	Cost of sales	17,796	10,851	46,749	29,170
Lease expenses	Selling, general, and administrative	713	709	2,099	2,108
Total operating lease costs		18,509	11,560	48,848	31,278

Variable lease costs	Cost of sales	2,980	2,552	8,564	6,977
Total lease costs		$35,004	$26,988	$98,120	$75,784
Dutch Bros Inc.| Form 10-Q | 19

Supplemental cash flow information related to leases is as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$18,333	$17,234
Operating cash flows from operating leases	46,021	18,904
Financing cash flows from finance leases	13,621	11,266
Right-of-use assets obtained in exchange for lease obligations
Finance leases	1,056	34,783
Operating leases	243,948	110,050
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
As of September 30, 2026, $50.0 million was outstanding on our revolving credit facility, and $430.2 million was available for borrowing, net of $19.8 million in letters of credit, and $145.3 million of principal was outstanding on the term loan facility. The revolving loan and term loan both bear interest at approximately 5.15% as of September 30, 2026, excluding any impacts from our interest rate swap. We were in compliance with our financial covenants as of that date.
Dutch Bros Inc.| Form 10-Q | 20

Long-Term Debt
Our long-term debt consisted of the following for the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
Term loan under credit facility	$145,313	$148,125
Revolving loan under credit facility	50,000	50,000
Finance obligations[1]	4,143	4,162
Unsecured note payable	78	176
Total debt	199,534	202,463
Less: loan origination fees	(1,898)	(2,287)
Less: current portion	(4,766)	(3,881)
Total long-term debt, net of current portion	$192,870	$196,295
_______________
1    Represents failed sale-leaseback arrangements, and also in 2025, a consideration payable associated with acquired leases.
Future annual maturities of long-term debt as of September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$971
2027	5,670
2028	7,500
2029	11,250
2030	170,000
Thereafter	4,143
Total	$199,534
NOTE 10 — Derivative Financial Instrument
We have a receive-variable (Receive Leg), pay-fixed (Pay Leg) interest rate swap with JPMorgan Chase Bank, N.A. As of September 30, 2026, the interest rate swap had a notional amount of approximately $52.5 million and hedges interest rate risk on the term loan under the 2025 Credit Facility. The interest rate swap matures on February 28, 2027, and has a fixed rate of 2.67% per annum for the Pay Leg. The variable rate on the Receive Leg of the interest rate swap is the one-month adjusted term SOFR plus an applicable margin. As of September 30, 2026, the one-month adjusted term SOFR was 3.90%.
Our interest rate swap has been designated as a cash flow hedge, and as such, we record the change in fair value for the effective portion of the interest rate swap in AOCI rather than in current period earnings until the underlying hedged transaction affects earnings. As of September 30, 2026, we expect to reclassify a gain of approximately $0.3 million from AOCI to earnings within the next twelve months.
Dutch Bros Inc.| Form 10-Q | 21

Designated as a Level 2 instrument within the fair value hierarchy, the fair value and effect of the derivative instrument included in our condensed consolidated financial statements was as follows:

(in thousands)	Balance Sheets Classification	September 30, 2026	December 31, 2025
Derivative instrument designated as cash flow hedge
Interest rate swap contract	Prepaid expenses and other current assets	$317	$466
Interest rate swap contract	Other long-term assets	—	36
Total derivative instrument designated as cash flow hedge		$317	$502

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Classification	2026	2025	2026	2025
Derivative instrument designated as cash flow hedge
Income (loss) recognized in other comprehensive income before reclassifications	Statements of Comprehensive Income	$28	$51	$328	$(124)
Reclassification from accumulated other comprehensive income to earnings for the effective portion	Statements of Operations - Interest expense, net	(158)	(278)	(481)	(840)
Income tax benefit	Statements of Comprehensive Income	25	40	36	187
NOTE 11 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax expense	$8,807	$7,661	$24,771	$16,363
Effective tax rate	19.1%	21.9%	18.0%	15.7%
Three Months Ended September 30, 2026 v. 2025
The effective tax rate for the quarter ended September 30, 2026, was 19.1%, which reflects the US federal statutory rate of 21% on pre-tax income, offset with the tax benefits of federal tax credits and income attributable to non-controlling interests. The decrease in the effective tax rate from 21.9% in the same period in 2025 is primarily due to a valuation allowance increase booked in Q3 2025.
Dutch Bros Inc.| Form 10-Q | 22

Nine Months Ended September 30, 2026 v. 2025
The effective tax rate for the nine months ended September 30, 2026, was 18.0%, which reflects the US federal statutory rate of 21% on pre-tax income, increased by the impact of state income taxes, offset with the tax benefits of federal tax credits, income attributable to non-controlling interests, and stock compensation windfall benefits realized during the quarter. The increase in the effective tax rate from 15.7% in the same period in 2025 is due to a decrease in the benefit of stock compensation in 2026 compared to 2025, as well as an increase in our ownership interest of Dutch Bros OpCo.
Tax Receivable Agreements
In connection with our IPO, we executed two TRAs which require payment to certain Dutch Bros OpCo owners of 85% of the income tax benefits, if any, that we actually realize or in some cases are deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the TRAs.
The TRAs-related liabilities are classified on our condensed consolidated balance sheets as current or non-current based on the expected date of payment under the captions “Current portion of tax receivable agreements liability” and “Tax receivable agreements liability, net of current portion,” respectively.
As of September 30, 2026, our total TRAs-related liabilities were $973.8 million. The changes related to these liabilities were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Beginning balance	$821,049	$627,834
Additions (reductions) to TRAs:
Exchange of Dutch Bros OpCo Class A common units for Class A common stock	166,722	202,680
Payments under TRA	(13,953)	(4,698)
TRAs remeasurements and other [1]	—	(4,767)
Ending balance	$973,818	$821,049
Less: current portion	(686)	(7,696)
TRAs liability, net of current portion	$973,132	$813,353
_________________
1 For 2025, the impact primarily related to state tax rates and adjustments from previous estimates upon finalization of the tax attributes subject to the TRAs.
For the nine months ended September 30, 2026 in connection with our TRAs, deferred tax assets associated with our investment in Dutch Bros OpCo increased $179.4 million due to the exchange of approximately 10.6 million units of our Class A common units for Class A common stock. In addition, during the nine months ended September 30, 2026 the TRA liability increased $166.7 million as a result of these exchanges.
Dutch Bros Inc.| Form 10-Q | 23

NOTE 12 — Equity-Based Compensation
Restricted Stock Units
RSU activity was as follows:

(in thousands, except per share amounts)	Restricted Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2025	842	$46.55
New grants	704	53.26
Vested	(417)	41.26
Forfeitures	(103)	50.81
Balance, September 30, 2026	1,026	$52.88
PSU activity was as follows:

(in thousands, except per share amounts)	Performance - Based Stock Units	Weighted-average grant date fair value per share
Balance, December 31, 2025	55	$132.96
New grants	134	78.80
Forfeitures	(15)	103.91
Balance, September 30, 2026	174	$93.79
Total release date fair value of vested equity awards for the nine months ended September 30, 2026 and 2025 are presented below:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2026		2025
	Awards/units	W/A vest date fair value	Awards/units	W/A vest date fair value
RSUs	22,681	$54.40	37,988	$77.69
Equity-Based Compensation
Equity-based compensation expense is recognized on a straight-line basis and is included in our condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$892	$572	$2,451	$1,547
Selling, general, and administrative expenses	6,063	4,076	16,661	11,966
Total stock-based compensation expense	$6,955	$4,648	$19,112	$13,513
Dutch Bros Inc.| Form 10-Q | 24

As of September 30, 2026, total unrecognized stock-based compensation related to unvested RSUs and PSUs was $52.7 million, which will be recognized as follows:

(in thousands)
Remainder of 2026	$7,323
2027	24,652
2028	17,215
2029	3,510
Total unrecognized stock-based compensation	$52,700
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
The following table summarizes the ownership interest in Dutch Bros OpCo:

	September 30, 2026
(units in thousands)	OpCo Units	Ownership %
Dutch Bros OpCo Class A common units held by Dutch Bros Inc.	137,951	77.6%
Dutch Bros OpCo Class A common units held by non-controlling interest holders[1]	39,818	22.4%
Total Dutch Bros OpCo Class A common units outstanding	177,769	100.0%
_______________
1    Non-controlling interest ownership includes approximately 3.1 million Class A common units that were decoupled from Class B common stock; these units can be converted on a one-for-one basis to Class A common stock.
Dutch Bros Inc.| Form 10-Q | 25

The following table summarizes the effect of changes in ownership of Dutch Bros OpCo on our equity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to Dutch Bros Inc.	$27,157	$17,495	$80,664	$58,472
Other comprehensive loss:
Unrealized loss on derivative securities, effective portion, net of income tax impacts	(76)	(122)	(77)	(466)
Additional paid-in capital:
Increase as a result of equity-based compensation	5,397	3,326	14,500	9,567
Decrease as a result of common stock issuances pursuant to vesting of equity awards, net of stock withheld for tax	(815)	(728)	(5,364)	(8,499)
Increase as a result of the acquisition of Dutch Bros OpCo Class A common units	143	45	45,989	40,904
Total effect of changes in ownership interest on equity attributable to Dutch Bros Inc.	$31,806	$20,016	$135,712	$99,978
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income to Dutch Bros Inc. and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentages were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average ownership percentage of non-controlling interest holders	22.4%	28.5%	25.0%	29.7%
Under the OpCo LLC Agreement, Dutch Bros OpCo is required to make certain distributions to its members with regard to tax obligations. Such distributions paid to members were as follows for the periods presented, and no amounts were payable as of the periods then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amounts paid to non-controlling interest holders	$9,242	$—	$26,096	$6,867
Dutch Bros Inc.| Form 10-Q | 26

NOTE 14 — Income Per Share
The following tables set forth the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to Dutch Bros Inc.
Net income	$37,228	$27,283	$112,497	$88,120
Less: Net income attributable to non-controlling interests	10,071	9,788	31,833	29,648
Net income attributable to Dutch Bros Inc.	$27,157	$17,495	$80,664	$58,472

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Basic net income per share attributable to common stockholders
Numerator:
Net income attributable to Dutch Bros Inc.	$27,157	$17,495	$80,664	$58,472
Denominator:
Weighted-average number of shares of Class A common stock outstanding - basic	137,941	126,986	133,230	124,751
Basic net income per share attributable to common stockholders	$0.20	$0.14	$0.61	$0.47

Dutch Bros Inc.| Form 10-Q | 27

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Diluted net income per share attributable to common stockholders
Numerator:
Undistributed net income for basic computation	$27,157	$17,495	$80,664	$58,472
Increase in net income attributable to common stockholders upon conversion of potentially dilutive instruments	13	22	28	76
Allocation of undistributed net income	$27,170	$17,517	$80,692	$58,548
Denominator:
Number of shares used in basic computation	137,941	126,986	133,230	124,751
Add: weighted-average effect of dilutive securities
RSUs	237	393	158	453
Weighted-average number of shares of Class A common stock outstanding used to calculate diluted net income per share	138,178	127,379	133,388	125,204
Diluted net income per share attributable to common stockholders	$0.20	$0.14	$0.60	$0.47

The following Class A common stock equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs	149	264	677	203
PSUs	106	71	95	61
Total anti-dilutive securities	255	335	772	264
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
Guarantees
We periodically provide guarantees to franchise partners for lease payments. As of September 30, 2026 and December 31, 2025, we had guaranteed approximately $7.5 million and $7.8 million, respectively, in franchise partners’ lease payments and have not established a liability for these guarantees as any liability arising from the guarantees is not material to the condensed consolidated financial statements.
Dutch Bros Inc.| Form 10-Q | 28

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
Liabilities Under Tax Receivable Agreements
Under the TRAs, Dutch Bros Inc. is contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that Dutch Bros Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. As of September 30, 2026, Dutch Bros Inc. recognized $973.8 million of liabilities related to its obligations under the TRAs. Refer to NOTE 11 — Income Taxes for additional information.
NOTE 16 — Related Party Transactions
Related party transactions were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Distributions and TRA payments to Co-Founder and Sponsor ¹	$9,242	$—	$40,049	$11,565
Donations to Dutch Bros Foundation	63	63	2,188	2,188
_______________
1    See NOTE 11 — Income Taxes for further information.
The Dutch Bros Foundation is a not-for-profit organization founded by our company that provides grants to other not-for-profit organizations throughout the communities we serve. Our Vice Chair, Chief Financial Officer, Chief Legal Officer, Chief Development Officer, and SVP of Brand Marketing serve on the board of directors, our Vice Chair serves as the President, and our Chief Legal Officer serves as the Secretary-Treasurer.
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
No changes have been made to our segments during the three and nine months ended September 30, 2026. In addition, no customer represented 10% or more of total revenue for the three and nine months ended September 30, 2026 and 2025.
Dutch Bros Inc.| Form 10-Q | 30

Financial information for our reportable segments was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues
Company-operated shops	$515,006	$392,833	$1,454,094	$1,099,754
Franchising and other	34,833	30,751	111,008	94,795
Total revenues	549,839	423,584	1,565,102	1,194,549
Cost of sales
Company-operated shops
Beverage, food & packaging	132,064	101,875	377,494	279,722
Labor costs	137,636	108,098	379,401	298,807
Occupancy & other costs	92,804	66,696	252,674	180,607
Pre-opening costs	8,026	6,933	22,775	17,086
Franchising and other	10,310	5,061	34,577	20,265
Segment cost of sales[1]	380,840	288,663	1,066,921	796,487
Segment contribution
Company-operated shops	144,476	109,231	421,750	323,532
Franchising and other	24,523	25,690	76,431	74,530
Total segment contribution	$168,999	$134,921	$498,181	$398,062

Segment depreciation and amortization	(37,231)	(28,142)	(107,881)	(81,246)

Selling, general and administrative	(78,954)	(65,289)	(232,781)	(189,595)
Interest expense, net	(7,079)	(6,695)	(21,337)	(20,886)
Other income (expense), net	300	149	1,086	(1,852)
Income before income taxes	$46,035	$34,944	$137,268	$104,483
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
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dutch Bros Inc.| Form 10-Q | 32

Overview
Dutch Bros Inc. (NYSE: BROS) is a fun-loving, mind-blowing drive-thru specialty beverage leader dedicated to making a massive difference, one cup at a time. It was founded in Grants Pass, Oregon, in 1992 and now shares its vibrant culture and fully customizable drinks at 1,273 locations as of September 30, 2026. Dutch Bros serves a wide variety of unique, handcrafted beverages such as its exclusive Dutch Bros Rebel® energy drink, Myst Energy RefresherTM, specialty coffee, nitrogen-infused cold brew, tea, lemonade, soda and more.
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
On a macro level, conditions, including changes in tariffs, tax laws, interest rates, inflation, commodity costs, geopolitical conflicts, and significant weather events, have created significant uncertainty in the global economy. We are not able to fully predict the impacts of these conditions which could materially affect our business.
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
Dutch Bros Inc.| Form 10-Q | 33

Results of Operations
As of September 30, 2026, we had 1,273 systemwide shops in 27 states, an increase of approximately 17.8% from the same period in the prior year. For the nine months ended September 30, 2026, we generated $1,565.1 million of revenue, $112.5 million of net income, and $0.60 of income per diluted share. We have two reportable operating segments: Company-operated shops and Franchising and other.

2026 vs 2025
Increase in total shops	17.8%
Increase in total revenue	31.0%

Dutch Bros Inc.| Form 10-Q | 34

Key Performance Indicators
The key performance indicators that we use to effectively manage and evaluate our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Shop count, beginning of period
Company-operated	888	725	811	670
Franchised	337	318	325	312
Total shop count	1,225	1,043	1,136	982

Company-operated new openings	42	34	119	89
Franchised new openings	6	4	18	10
Acquisition of franchise shops	30	—	30	—

Shop count, end of period
Company-operated	960	759	960	759
Franchised	313	322	313	322
Total shop count	1,273	1,081	1,273	1,081

Systemwide AUV [1]	N/A	N/A	$2,226	$2,081
Company-operated shops AUV [1]	N/A	N/A	$2,228	$2,023

Systemwide same shop sales [1,2]	4.4%	5.7%	6.0%	5.2%
Ticket	4.0%	1.0%	3.8%	2.3%
Customer visits	0.4%	4.7%	2.2%	2.9%
Company-operated same shop sales [1]	5.4%	7.4%	7.9%	7.0%
Ticket	4.4%	0.6%	4.3%	2.0%
Customer visits	1.0%	6.8%	3.6%	5.0%

Systemwide sales [2]	$702,210	$576,886	$2,015,169	$1,637,831
Company-operated shops operating weeks [3]	12,180	9,645	33,862	27,566
Franchising shops operating weeks [3]	4,174	4,192	12,757	12,322

Dutch Rewards customer visits as a percentage of total customer visits [4]	74%	72%	74%	72%
Dutch Bros Inc.| Form 10-Q | 35

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	515,006	100.0	392,833	100.0	1,454,094	100.0	1,099,754	100.0
Company-operated shops gross profit	109,479	21.3	82,435	21.0	318,562	21.9	246,485	22.4
Company-operated shops contribution	144,476	28.1	109,231	27.8	421,750	29.0	323,532	29.4
Selling, general, and administrative expenses	78,954	14.4	65,289	15.4	232,781	14.9	189,595	15.9
Adjusted selling, general, and administrative expenses	69,573	12.7	57,639	13.6	207,576	13.3	169,845	14.2
Net income	37,228	6.8	27,283	6.4	112,497	7.2	88,120	7.4
Adjusted EBITDA	101,055	18.4	78,003	18.4	294,142	18.8	229,912	19.2
_________________
1    Starting in 2026, AUVs are determined based on the net sales for any trailing twelve-month period for systemwide and company-operated shops, and same shop sales represent the percentage change in year-over-year sales, for the comparable shop base, that have been open at least 15 complete months as of the first day of the quarterly reporting period. Prior to 2026, AUVs were determined based on shops that had been open a minimum of 15 months, and same shop base was defined as shops open for 15 complete months or longer as of the first day of the reporting period. Prior period numbers have not been adjusted to conform to the new definition as the changes did not have a material impact. AUVs are calculated by dividing the systemwide and company-operated shops net sales by the total number of systemwide and company-operated shops, respectively. For the three and nine months ended September 30, 2026, the calculation of AUV for company-operated shops includes trailing twelve-month net sales related to the reacquired franchise shops that have been open at least 15 complete months (see NOTE 4 — Acquisitions). Management uses these metrics as an indicator of shop growth, expectations of mature locations, and future expansion strategy. The number of shops included in the systemwide and company-operated comparable bases for the respective periods are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
Systemwide shop base	1,012	876	1,012	794
Company-operated shops base	724	582	724	510
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

Dutch Bros Inc.| Form 10-Q | 36

Company-operated Shops Results
Results for our company-operated shops segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops revenues	515,006	100.0	392,833	100.0	1,454,094	100.0	1,099,754	100.0

Beverage, food, and packaging costs	132,064	25.6	101,875	25.9	377,494	26.0	279,722	25.4
Labor costs	137,636	26.7	108,098	27.5	379,401	26.0	298,807	27.2
Occupancy and other costs	92,804	18.0	66,696	17.0	252,674	17.4	180,607	16.4
Pre-opening costs	8,026	1.6	6,933	1.8	22,775	1.6	17,086	1.6
Depreciation and amortization	34,997	6.8	26,796	6.8	103,188	7.1	77,047	7.0
Company-operated shops costs and expenses	405,527	78.7	310,398	79.0	1,135,532	78.1	853,269	77.6
Company-operated shops gross profit	109,479	21.3	82,435	21.0	318,562	21.9	246,485	22.4
Company-operated shops contribution	144,476	28.1	109,231	27.8	421,750	29.0	323,532	29.4

Company-operated Shops Segment Performance
Company-operated Shops Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Company-operated shops revenue	$515,006	$392,833	$122,173	31.1%	$1,454,094	$1,099,754	$354,340	32.2%
Three Months Ended September 30, 2026 v. 2025
Company-operated shops revenue increased $101.4 million from newly opened shops not yet in the comparable shop base and reacquired franchise shop sales; and $20.7 million from a 5.4% increase in same shop sales.
Nine Months Ended September 30, 2026 v. 2025
Company-operated shops revenue increased $271.3 million primarily from newly opened shops not yet in the comparable shop base and $83.1 million from a 7.9% increase in same shop sales.
Dutch Bros Inc.| Form 10-Q | 37

Beverage, Food, and Packaging Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Beverage, food and packaging costs	$132,064	$101,875	$30,189	29.6%	$377,494	$279,722	$97,772	35.0%
As a percentage of company-operated shops revenues	25.6%	25.9%	N/A	(30) bps	26.0%	25.4%	N/A	60 bps
Three Months Ended September 30, 2026 v. 2025
As a percentage of company-operated shops revenues, beverage, food and packaging costs decreased by 30 basis points. This was primarily due to the collection of tariff refunds partially offset by the costs associated with our new food program, which typically carry a higher cost margin than beverages.
Nine Months Ended September 30, 2026 v. 2025
As a percentage of company-operated shops revenues, beverage, food and packaging costs increased by 60 basis points. This was primarily due to an increase in coffee costs and the costs associated with our new food program, partially offset by the collection of tariff refunds.
Labor Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Labor costs	$137,636	$108,098	$29,538	27.3%	$379,401	$298,807	$80,594	27.0%
As a percentage of company-operated shops revenues	26.7%	27.5%	N/A	(80) bps	26.0%	27.2%	N/A	(120) bps
Three and Nine Months Ended September 30, 2026 v. 2025
As a percentage of company-operated shops revenues, labor costs decreased by 80 basis points and 120 basis points for the three and nine months ended September 30, 2026, respectively. The decreases were primarily due to sales leverage and the impact of pricing.
Occupancy and Other Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Occupancy and other costs	$92,804	$66,696	$26,108	39.1%	$252,674	$180,607	$72,067	39.9%
As a percentage of company-operated shops revenues	18.0%	17.0%	N/A	100 bps	17.4%	16.4%	N/A	100 bps
Three and Nine Months Ended September 30, 2026 v. 2025
As a percentage of company-operated shops revenues, occupancy and other costs increased by 100 basis points for the three and nine months ended September 30, 2026, primarily due to higher rent on new shops as we shifted more of our portfolio to build-to-suit leases, and higher expenses on utilities and other operating expenses.
Dutch Bros Inc.| Form 10-Q | 38

Pre-opening Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Pre-opening costs	$8,026	$6,933	$1,093	15.8%	$22,775	$17,086	$5,689	33.3%
As a percentage of company-operated shops revenues	1.6%	1.8%	N/A	(20) bps	1.6%	1.6%	N/A	— bps
New company-operated shops opened	42	34	8	23.5%	119	89	30	33.7%
Pre-opening costs per new company-operated shop	$191	$204	$(13)	(6.4)%	$191	$192	$(1)	(0.5)%
Three and Nine Months Ended September 30, 2026 v. 2025
The increase in pre-opening costs was primarily driven by increased travel for setup and training teams, and lease expense related to unopened shops in the three and nine months ended September 30, 2026 as compared to the same period in 2025.
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Depreciation and amortization	$34,997	$26,796	$8,201	30.6%	$103,188	$77,047	$26,141	33.9%
As a percentage of company-operated shops revenues	6.8%	6.8%	N/A	— bps	7.1%	7.0%	N/A	10 bps
Three Months Ended September 30, 2026 v. 2025
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops including reacquired franchise shops in the current period compared to the prior period.
Nine Months Ended September 30, 2026 v. 2025
The increase in depreciation and amortization was primarily driven by the increase in the number of company-operated shops in the current period compared to the prior period and an adjustment recorded in 2026 as a result of our evaluation of the useful lives of certain shop related assets previously placed into service.
Dutch Bros Inc.| Form 10-Q | 39

Company-operated Shops Gross Profit and Contribution
The factors described above resulted in a gross profit margin increase of 30 basis points for the three months ended September 30, 2026 and a decrease of 50 basis points for the nine months ended September 30, 2026 compared to 2025, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Company-operated shops gross profit	$109,479	$82,435	$27,044	32.8%	$318,562	$246,485	$72,077	29.2%
As a percentage of company-operated shops revenues	21.3%	21.0%	N/A	30 bps	21.9%	22.4%	N/A	(50) bps
Company-operated shops contribution	$144,476	$109,231	$35,245	32.3%	$421,750	$323,532	$98,218	30.4%
As a percentage of company-operated shops revenues	28.1%	27.8%	N/A	30 bps	29.0%	29.4%	N/A	(40) bps
Franchising and Other Segment Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Franchising and other revenue	$34,833	$30,751	$4,082	13.3%	$111,008	$94,795	$16,213	17.1%
Franchising and other gross profit	22,289	24,344	(2,055)	(8.4)%	71,738	70,331	1,407	2.0%
As a percentage of franchising and other revenue	64.0%	79.2%	N/A	(1,520) bps	64.6%	74.2%	N/A	(960) bps
Three Months Ended September 30, 2026 v. 2025
The franchising and other gross profit decrease for the three months ended September 30, 2026, was driven by reduced profit from the reacquisition of franchise rights and assets, and higher freight costs, partially offset by products sold to franchisees (net of costs and adjustments), royalties and marketing fees generated from higher franchise partner sales.
Nine Months Ended September 30, 2026 v. 2025
The franchising and other gross profit increase for the nine months ended September 30, 2026, was driven by products sold to franchisees (net of costs and adjustments), royalties and marketing fees generated from higher franchise partner sales, partially offset by reduced profit from the reacquisition of franchise rights and assets.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Selling, general, and administrative	$78,954	$65,289	$13,665	20.9%	$232,781	$189,595	$43,186	22.8%
As a percentage of total revenues	14.4%	15.4%	N/A	(100) bps	14.9%	15.9%	N/A	(100) bps
Dutch Bros Inc.| Form 10-Q | 40

Three Months Ended September 30, 2026 v. 2025
The selling, general, and administrative increase of approximately $13.7 million was primarily driven by increased expenses of $6.1 million consisting of investments in human capital to support our revenue growth along with higher performance-based compensation; and $2.0 million of higher equity-based compensation. These increases were partially offset by lower realignment and restructuring charges of $2.7 million.
Nine Months Ended September 30, 2026 v. 2025
The selling, general, and administrative increase of approximately $43.2 million was primarily driven by increased expenses of $21.8 million consisting of investments in human capital to support our revenue growth and higher performance-based compensation; and $4.7 million of higher equity-based compensation. These increases were partially offset by lower realignment and restructuring charges of $3.8 million.
Other Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Interest expense on finance leases	$(6,051)	$(5,896)	$(155)	2.6%	$(18,333)	$(17,234)	$(1,099)	6.4%
Other interest expense, net	(1,028)	(799)	(229)	28.7%	(3,004)	(3,652)	648	(17.7)%
Interest expense, net	$(7,079)	$(6,695)	$(384)	5.7%	$(21,337)	$(20,886)	$(451)	2.2%
Other income (expense), net	300	149	151	101.3%	1,086	(1,852)	2,938	N/M
Total other expense	$(6,779)	$(6,546)	$(233)	3.6%	$(20,251)	$(22,738)	$2,487	(10.9)%
Three Months Ended September 30, 2026 v. 2025
Total other expense was relatively consistent year over year.
Nine Months Ended September 30, 2026 v. 2025
The decrease in other expense was primarily driven by an increase in other income (expense), net due to non-recurring expenses in the prior year related to our May 2025 credit facility refinancing.
Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Income tax expense	$8,807	$7,661	$1,146	15.0%	$24,771	$16,363	$8,408	51.4%
Effective tax rate	19.1%	21.9%	N/A	N/A	18.0%	15.7%	N/A	N/A
Three Months Ended September 30, 2026 v. 2025
The effective tax rate decreased to 19.1% from 21.9% in the prior-year period, primarily due to benefits of federal tax credits and income attributable to non-controlling interests.
Nine Months Ended September 30, 2026 v. 2025
The increase in the effective tax rate to 18.0% from 15.7% in the prior-year period was primarily due to a decrease in the benefit of stock-based compensation in 2026 compared to 2025, as well as an increase in our ownership interest of Dutch Bros OpCo.
See NOTE 11 — Income Taxes for additional details.
Dutch Bros Inc.| Form 10-Q | 41

Liquidity and Capital Resources
Cash Overview
We had cash and cash equivalents of $194.6 million and $269.4 million as of September 30, 2026 and December 31, 2025, respectively.
For the nine months ended September 30, 2026, our principal sources of liquidity were cash flows from operations. Our principal uses of liquidity for the nine months ended September 30, 2026 were to fund our new shop builds, franchise buyback, purchase the assets of Clutch Coffee and other working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026 v. 2025
Net cash provided by operating activities	$297,033	$215,906	$81,127	37.6%
Net cash used in investing activities	(307,859)	(169,936)	(137,923)	81.2%
Net cash used in financing activities	(63,972)	(72,129)	8,157	(11.3)%
Net decrease in cash and cash equivalents	$(74,798)	$(26,159)	$(48,639)	185.9%
Cash and cash equivalents at beginning of period	269,404	293,354	(23,950)	(8.2)%
Cash and cash equivalents at end of period	$194,606	$267,195	$(72,589)	(27.2)%
Operating Activities
The increase in net cash provided by operating activities was primarily driven by higher net income as a result of year-over-year sales growth and leverage of selling, general and administrative costs.
Investing Activities
The increase in net cash used in investing activities was primarily driven by higher investment in capital expenditures due to new company-operated shop openings in the current period compared to the same period in the prior year and the franchise and Clutch acquisitions in the current period.
Financing Activities
The decrease in net cash used in financing activities was primarily driven by the non-recurring net payoff of our 2022 Credit Facility in 2025, partially offset by proceeds from our 2025 Credit Facility.
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
As of September 30, 2026, cash requirements for the following items have materially changed from our 2025 Form 10-K:
Dutch Bros Inc.| Form 10-Q | 42

•Lease liabilities — increased approximately $212 million from newly commenced leases, including approximately $51 million related to our 2026 acquisitions activity.
Credit Facility
JPMorgan Credit Facility
As of September 30, 2026, $145 million of principal was outstanding on our term loan facility, and $50 million was outstanding on our revolving credit facility. The term loan and revolving loan both bear interest at approximately 5.15% as of September 30, 2026.
On October 29, 2026, we amended our 2025 Credit Facility to revise certain negative covenants, allowing us greater flexibility for future capital expenditures. The amendment had no material impact on the facility's borrowing terms.
Interest Rate Swap Contract
As of September 30, 2026, the interest rate swap had a notional amount of approximately $53 million and hedges interest rate risk on the term loan under the 2025 Credit Facility, with a fixed rate of 2.67%. As of September 30, 2026, the one-month adjusted term SOFR was 3.90%.
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
Dutch Bros Inc.| Form 10-Q | 43

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
Adjusted EBITDA — definition and/or calculation
Defined as EBITDA, excluding equity-based compensation, expenses associated with credit facility refinancing, acquisitions-related costs, TRA remeasurements, and organization realignment and restructurings costs.
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
Selling, general, and administrative expenses, excluding depreciation and amortization, equity-based compensation, acquisitions-related costs, and organization realignment and restructurings costs.
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
Dutch Bros Inc.| Form 10-Q | 44

Acquisitions-related costs
Costs incurred as a result of our acquisitions activity, including professional fees and integration costs.
TRAs remeasurements
(Gain) loss impacts related to adjustments of our TRAs liabilities.
Organization realignment and restructurings
Fees and costs incurred in connection with our comprehensive initiatives to develop and implement a long-term strategy involving changes to our organizational structure to support our growth.
The following are reconciliations of the most comparable GAAP metric to non-GAAP metrics (presented in dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Company-operated shops gross profit	109,479	21.3	82,435	21.0	318,562	21.9	246,485	22.4
Depreciation and amortization	34,997	6.8	26,796	6.8	103,188	7.1	77,047	7.0
Company-operated shops contribution	144,476	28.1	109,231	27.8	421,750	29.0	323,532	29.4

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Franchising and other gross profit	22,289	64.0	24,344	79.1	71,738	64.6	70,331	74.2
Depreciation and amortization	2,234	6.4	1,346	4.4	4,693	4.3	4,199	4.4
Franchising and other contribution	24,523	70.4	25,690	83.5	76,431	68.9	74,530	78.6
Dutch Bros Inc.| Form 10-Q | 45

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Net income	37,228	6.8	27,283	6.4	112,497	7.2	88,120	7.4
Depreciation and amortization	39,340	7.2	29,066	6.9	113,076	7.2	83,389	7.0
Interest expense, net	7,079	1.2	6,695	1.6	21,337	1.4	20,886	1.7
Income tax expense	8,807	1.6	7,661	1.8	24,771	1.6	16,363	1.4
EBITDA	92,454	16.8	70,705	16.7	271,681	17.4	208,758	17.5
Equity-based compensation	6,955	1.3	4,648	1.1	19,112	1.2	13,513	1.1
Expenses associated with 2022 credit facility refinancing	—	—	—	—	—	—	2,000	0.2
Acquisitions-related costs	1,209	0.2	—	—	1,518	0.1	—	—
TRAs remeasurement	437	0.1	—	—	—	—	—	—
Organization realignment and restructurings	—	—	2,650	0.6	1,831	0.1	5,641	0.4
Adjusted EBITDA	101,055	18.4	78,003	18.4	294,142	18.8	229,912	19.2

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	$	%	$	%	$	%	$	%
Selling, general, and administrative	78,954	14.4	65,289	15.4	232,781	14.9	189,595	15.9
Depreciation and amortization	(2,109)	(0.4)	(924)	(0.2)	(5,195)	(0.3)	(2,143)	(0.2)
Equity-based compensation	(6,063)	(1.1)	(4,076)	(1.0)	(16,661)	(1.1)	(11,966)	(1.1)
Acquisitions-related costs	(1,209)	(0.2)	—	—	(1,518)	(0.1)	—	—
Organization realignment and restructurings	—	—	(2,650)	(0.6)	(1,831)	(0.1)	(5,641)	(0.4)
Adjusted selling, general, and administrative	69,573	12.7	57,639	13.6	207,576	13.3	169,845	14.2
Dutch Bros Inc.| Form 10-Q | 46

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
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states. Several states in which we operate have recently enacted increases to their minimum wage requirements, some of which are expected to become effective in the fourth quarter of 2026 or later. In the future, we may or may not be able to offset these cost increases with operational efficiencies, menu price increases, or other adjustments. As of September 30, 2026, we employed approximately 28,000 hourly workers in our company-operated shops.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our 2025 Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, including through the use of interest rate swaps to mitigate the potential impacts of changes in benchmark interest rates on interest expense and cash flows. As of September 30, 2026, we had $50.0 million in revolving loans outstanding, and $145.3 million was outstanding on our term loan facility. A hypothetical increase of interest rates up to 1% on our outstanding term loan as of September 30, 2026 would result in an increase in our annual interest expense of approximately $2.0 million, excluding any potential impacts of interest rate swaps.
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
Dutch Bros Inc.| Form 10-Q | 47

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Dutch Bros Inc.| Form 10-Q | 48

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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the PPACA) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in food. In May 2026, the Food and Drug Administration announced it had finalized its post-market assessment program for chemicals in the food supply and launched its first reassessments under the program, and has since added additional chemicals to its list of substances under review with further reviews expected on an
Dutch Bros Inc.| Form 10-Q | 49

ongoing basis. Such assessments may be initiated by external petitions or the agency’s own initiative. Separately, in August 2026, the U.S. Department of Health and Human Services (HHS) announced the submission, for final review by the Office of Management and Budget, of a white paper proposing a uniform federal definition of “ultra-processed food,” developed with input from the Food and Drug Administration and the U.S. Department of Agriculture; the substance of any resulting definition remains unknown. Also in August 2026, the Food and Drug Administration published a proposed rule to increase oversight of food ingredients deemed Generally Recognized as Safe (GRAS), which, if finalized, would require mandatory submission of GRAS notices for food ingredients. GRAS reform legislation has also been introduced in Congress. Furthermore, an increasing number of states have proposed or enacted laws intended to prohibit or limit the use of certain food and color additives and states have initiated actions and investigations into the use of certain additives by companies. For example, in 2025, the Texas Attorney General’s Office initiated multiple investigations into major food companies regarding the marketing of products containing artificial dyes, resulting in public commitments to remove such additives in the near term and, in one case, a legally binding agreement. Should such regulatory change affect the ingredients currently used in our products and we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Dutch Bros Inc.| Form 10-Q | 50

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

Dutch Bros Inc.| Form 10-Q | 51

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of Class A common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased [1]	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	12,862	$73.30	—	—
August 1 - 31, 2026	2,043	$49.34	—	—
September 1 - 30, 2026	—	—	—	—
_________________
1    In connection with the vesting of RSUs granted pursuant to the Dutch Bros Inc. 2021 Equity Incentive Plan, as amended, shares of Class A common stock are delivered to Dutch Bros by employees to satisfy tax withholding obligations.
Unregistered Sales of Equity Securities
On July 16, 2026, pursuant to Section 3(a)(9) of the Securities Act, we made an unregistered issuance of Dutch Bros Inc.’s Class A common stock via exchange of 24,298 Dutch Bros OpCo Class A common units (and corresponding cancellation of the same number of shares of Class C common stock) held by our Sponsor for shares of our Class A common stock on a one-for-one basis. Such shares of Class A common stock were then sold directly by our Sponsor pursuant to Rule 144 of the Securities Act, and we received no proceeds.
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
10.1
Amendment No. 1, dated October 29, 2026 to the Second Amended and Restated Credit Agreement, dated May 29, 2025, by and among Dutch Bros., LLC, DB Franchising USA, LLC, Boersma Bros. LLC, and the other Loan Parties party thereto, the financial institutions party thereto, and J.P. Morgan Chase Bank, N.A. as Administrative Agent
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

DUTCH BROS INC.
(Registrant)

November 4, 2026	By:	/s/ Christine Barone
Date		Christine Barone
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2026	By:	/s/ Joshua Guenser
Date		Joshua Guenser
Chief Financial Officer
(Principal Financial Officer)

November 4, 2026	By:	/s/ Nicholas Daddario
Date		Nicholas Daddario
Chief Accounting Officer
(Principal Accounting Officer)
Dutch Bros Inc.| Form 10-Q | 54